Form 10KSB
period 1996-09-30
GLOBESAT HOLDING CORP
filed 1996-12-31
CIK 836868

   =====================================================================

               U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                              FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 1996

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________to ___________________.


                     Commission file number 0-17322

                         GLOBESAT HOLDING CORP.
               (Name of small business issuer in its charter)

UTAH                                         87-0365154
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

85 Skymark Drive, Suite 1703
North York, Ontario, Canada                  M2H 3P2
(Address of principal executive offices)     (Postal Code)

Issuer's telephone number: (416) 494-2013

Securities registered under Section 12(b) of the Exchange Act:

     None

Securities registered under Section 12(g) of the Exchange Act:

     Common Stock
   (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1) YES [x]   NO []   (2) YES [x]   NO []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year.

     September 30, 1996 - $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.
December 23, 1996: $280,126. There are 1,792,807 shares of Common Stock of the Registrant held by non-affiliates. This valuation is based upon the average bid price ($0.15625) for shares of Common Stock of the Registrant on the OTC Bulletin Board on December 23, 1996.


(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

     Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding each of the Issuer's classes of common equity, as of the latest practicable date: December 23, 1996 - 5,143,676 shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

1.  Form 10-KSB for the fiscal year ending September 30, 1994.

2.  Form 8-K dated March 7, 1995.

3.  Form 10-KSB for the fiscal year ending September 30, 1995.

4.  Form S-8 Registration Statement dated October 24, 1995.

5.  Form 10-QSB for the period ending December 31, 1995.

6.  Form S-8 Registration Statement dated January 24, 1996.

7.  Form S-8 Registration Statement dated January 24, 1996.

8.  Form 8-K dated January 30, 1996.

9.  Form 8-K/A dated March 18, 1996.

10. Form 10-QSB for the period ending March 31, 1996.

11. Form 10-QSB for the period ending June 30, 1996.


Transitional Small Business Disclosure Format: Yes []  No [x]

                                   PART I
ITEM 1.   BUSINESS.

BACKGROUND

Globesat Holding Corp. (the "Registrant") was incorporated and organized under the laws of the State of Utah on November 20, 1980, under the name "Sure Investment Company". The Registrant was formed for the purpose of seeking an entity with ongoing business activity attractive to the Registrant. Over, approximately, the following 13 years, the Registrant carried on business activities in a number of areas including, among other things: the designing, developing, and manufacturing of satellites, rockets and other equipment for aerial and space operations; communications; image compression technologies; and designing, manufacturing, marketing and maintaining computer network performance monitoring equipment.

In or about June 1993, the Registrant ceased material business operations. From that time until December 1995, the Registrant's activities consisted primarily of investigating possible business opportunities attractive to the Registrant.

On January 18, 1996, the Board of Directors of the Registrant approved the following:

- the assignment to John Michael Coombs, as payment for attorney's fees, the United States Department of Interior and Bureau of Land Management oil and gas leases (the "Oil and Gas Leases") acquired by the Registrant from Royalties Ltd. Copies of the Oil and Gas Leases have been previously filed with the Securities and Exchange Commission as Exhibit 10 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995 and are incorporated herein by reference;

- the distribution of all of the Registrant's shares in the capital of IComp, Inc., a Utah corporation ("IComp"), pro rata to the other shareholders of IComp. For further information with respect to the Registrant's shareholdings in IComp, please see Item 1 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995, which is incorporated herein by reference;

- amending and replacing the Registrant's by-laws. A copy of such amended by-laws are attached hereto as Exhibit 3.5;

- the acquisition of all of the issued and outstanding shares of common stock of Windsor Acquisition Corp. ("Windsor"), a Utah company based in Toronto, Canada (see below); and

- the resignation of the Board of Directors in seriatim and the replacement with the current Board of Directors of the Registrant.

The Oil and Gas Leases and the shares in the capital of IComp represented all of the Registrant's non-cash assets as at January 18, 1996.

On January 19, 1996, the Registrant issued to the shareholders of Windsor an aggregate of 3,735,000 shares of the Registrant's $0.01 par value Common Stock. For further information with respect to this transaction, please see the Registrant's Form 8-K, dated January 30, 1996, and the Registrant's Form 8-K/A, dated March 18, 1996, both of which are incorporated herein by reference.

Windsor was engaged in the business of acquiring rights, licenses or other entitlements in emerging and developed consumer and industrial products and consumer and industrial technologies. At all material times from incorporation to the acquisition on January 19, 1996 as aforesaid, Messrs. Mel B. Greenspoon, Allan Greenspoon, Lee A. Greenspoon, Avi Greenspoon, and Michael J. Bellman held approximately 90% of the outstanding stock in the capital of Windsor.

On January 19, 1996, the Registrant changed its principal purpose to one engaged in the business of acquiring rights, licenses or other entitlements in emerging and developed consumer and industrial products and consumer and industrial technologies.

References to the "Company" herein include the Registrant and its wholly-owned subsidiaries, unless the context requires otherwise.

GENERAL

The Company is engaged in two businesses: environmental infrastructure ("envirostructure") products and technologies (collectively, "systems") and consumer products. Each business is at an early development stage, and the Company has yet to earn revenue from either one. Since January 19, 1996, the Company's operations have consisted principally of the acquisition of development stage envirostructure systems.

At this time, the Company's financial resources are insufficient to continue to develop its businesses. The Company is currently seeking to raise additional financing through the sale of debt or equity securities to investors by private placement in order to continue to develop its businesses. There can be no assurance that the Company will be able to raise sufficient financing, on terms acceptable to the Company, to continue to develop all its businesses, or any specific business or division.

ENVIROSTRUCTURE SYSTEMS BUSINESS

Envirostructure systems are used to efficiently and economically construct and maintain infrastructure while managing and preserving the quality of the environment. Management of the Company views the envirostructure sector as one of the most promising growth sectors in the world today. The envirostructure sector contains a number of interrelated infrastructure and environmental industries. Infrastructure provides vital services to all members of society and to all sectors of the economy; it is the man-made foundation of modern society. The infrastructure sector includes industries associated with general purpose construction, water delivery and disposal systems, power generation, transportation, telecommunications, and financial services. Environmental industries manage, minimize, and remove the negative effects that modern society has on the environment, with respect to soil, air, water, and general quality of life. The envirostructure sector includes aspects of the following industries: construction materials, construction technologies, engineering management, financial services, fuel supply and conversion, power generation, sewer and potable water systems, and waste management.

Presently, the Company is focused on envirostructure systems related to cementitious products and waste to commodity technologies. Cement is the foundation of all physical infrastructure and it is the most widely used construction material in the world. The management of waste streams is of critical importance to the development of any society and is rapidly becoming one of the most pressing global environmental problems.

     CEMENTITIOUS PRODUCTS DIVISION

The Company's cementitious products division is to be comprised of two lines of products: Novacrete and Fast-Setting Cement.

     - NOVACRETE

In July 1996, the Company entered into a series of agreements with Stratford Acquisition Corp. ("Stratford"), a Minnesota company based in Burlington, Ontario, Canada, pursuant to which the Company obtained certain distribution licenses with respect to Stratford's products. Stratford is engaged in the business of manufacturing and marketing a technology and an additive for enhancing cementitious products (hereinafter referred to as "Novacrete").

On July 31, 1996, Globesat Infrastructure Technologies Corp. ("Globesat I.T."), a wholly-owned subsidiary of the Registrant, entered into an agreement (the "U.S. Novacrete License Agreement") with BGS Promotions Inc. ("BGS"), whereby BGS assigned to Globesat I.T. its license (the "U.S. License") to distribute Novacrete in the United States on an exclusive basis. In consideration of the assignment of the U.S. License, Globesat I.T. agreed to pay to BGS an aggregate sum of $1,000,000 over a period of five years. The first payment of $100,000 is due on July 31, 1997. A copy of the U.S. Novacrete License Agreement is attached hereto as Exhibit 10.3.

Also on July 31, 1996, Globesat I.T. entered into an agreement (the "U.S Novacrete Supply Agreement") with Stratford and Supercrete N/A Limited ("Supercrete"), a wholly-owned subsidiary of Stratford, whereby, among other things, Stratford and Supercrete provided their consent to the assignment of the U.S. License and agreed to extend the term of this license, subject to certain terms and conditions, for a period of five years. A copy of the U.S. Novacrete Supply Agreement is attached hereto as
Exhibit 10.4.

On July 31, 1996, Globesat I.T. entered into a further agreement (the
"Latin American Novacrete License Agreement") with Stratford and
Supercrete, whereby Stratford granted to Globesat I.T. a license (the
"Latin American Novacrete License") to distribute Novacrete products for an initial term of five years, subject to certain terms and conditions, on an exclusive basis throughout Mexico, Chile, and Argentina, and on a non-exclusive basis throughout most other countries of the world, which can, on a country by country basis, become exclusive subject to certain terms and conditions.

In consideration of the grant of the Latin American Novacrete License, the Registrant issued 300,000 "restricted shares" of its Common Stock to Stratford, all of which are subject to a hold period of two years which commenced on July 31, 1996. A copy of the Latin American Novacrete License Agreement is attached hereto as Exhibit 10.5.

The Novacrete technology and additive is unique in that testing by independent testing laboratories that employ testing standards established by the American Society for Testing and Materials have ascertained that when a cement-based product is blended utilizing the technology and additive, the resulting Novacrete multi-purpose mortar used for patching and repairing has the following properties:

     Compressive strength in excess of 11,000 lb./sq. in.;

     Sheer bond strength in excess of 5,900 lb./sq. in.;

     Flexural strength in excess of 1,300 lb./sq. in.;

     Chloride permeability of 816 coulombs;

     Zero shrinkage;

     Durability over 302 freeze/thaw cycles (98.3% durability factor); and

     Resistance to salt scaling over 50 cycles results in a durability factor of 100%.

The Novacrete additive is to be distributed in 22 pound bags in powder form and is to be blended with cement and sand utilizing the Novacrete technology. The Novacrete finished product is to be packaged in 66 pound bags, and the ultimate consumer will add water in accordance with the instructions printed on the 66 pound bag to produce the Novacrete mortar having the above-mentioned properties.

The foregoing description of the Novacrete technology and additive is taken from the Form 10-K of Stratford for the fiscal year ended May 31, 1996. The Registrant is relying on these representations and gives no assurances that these representations are accurate and correct.

     Manufacturing and Marketing

At this time, it is intended that the Company will purchase Novacrete products directly from Stratford for resale into the territories in which the Company is licensed to sell such products.

The Company intends to seek out strategic alliances and/or joint ventures with, among others, cementitious products companies and/or construction materials companies with respect to the distribution of Novacrete in the United States, Mexico, Chile, and Argentina (see "Envirostructure Business Strategy", below).

As of December 23, 1996, Globesat I.T. had not sold any Novacrete products. Stratford is currently not able to produce commercial quantities of Novacrete products. There can be no assurance that Globesat I.T. will sell sufficient volumes of Novacrete products to satisfy its obligations to BGS and Stratford. In the event that Globesat I.T. is unable to sell sufficient volumes of Novacrete products to satisfy its obligations to BGS under the U.S. Novacrete License Agreement, the U.S. License may revert to BGS and, if so, Globesat I.T. would lose its right to sell Novacrete products in the United States. In the event that Globesat I.T. is unable to sell sufficient volumes of Novacrete products to satisfy its obligations to Stratford and Supercrete under the U.S. Novacrete Supply Agreement, the rights granted to Globesat I.T. thereunder will become non-exclusive rights. In the event that Globesat I.T. is unable to sell sufficient volumes of Novacrete products to satisfy its obligations to Stratford and Supercrete under the Latin American Novacrete License Agreement, the rights granted to Globesat I.T. thereunder will become non-exclusive rights.

     - FAST-SETTING CEMENT

On November 5, 1996, the Company obtained an exclusive 90 day option to purchase all processes and formulations related to the production of a cement which, the original inventor has represented to the Company, cures and sets (i.e., dries and hardens) at a much faster rate than regular portland cement, and possesses certain performance properties that are superior to regular portland cement (hereinafter referred to "Fast-Setting Cement"). The Fast-Setting Cement is currently being tested by independent testing laboratories.

The Company and the original inventor have not finalized all the terms with respect to the potential purchase of the Fast-Setting Cement; however, in the event that the Company does exercise the aforementioned option, it will involve, among other things, the payment of a technology and development fee to the original inventor, a royalty to the original inventor based on gross sales (i.e., sales less discounts and returns), the sharing of fees earned through product licensing, and the retaining of the original inventor as a consultant to the Company for a minimum period of five years which will include a base consulting fee and participation in the Registrant's stock option plans.

In the event that the Company does exercise its option with the original inventor, the Company may choose to establish its own production facility to produce Fast-Setting Cement and related products. The Company further intends to seek out joint ventures and/or strategic alliances with, among others, cementitious products companies and/or construction materials companies with respect to the distribution of this cement throughout the world. To date, the Company has held discussions with a number of potential joint venture/strategic alliance partners.

As of December 23, 1996, the Company had not exercised this option and there can be no assurance that it will prior to its expiration. The Company lacks the capital necessary to exercise the option as at the date hereof. If the Company does not exercise the option prior to its expiration, management believes that it is likely that the original inventor will offer to sell the Fast-Setting Cement processes and formulations to other parties.

     WASTE TO COMMODITY TECHNOLOGIES

On February 19, 1996, the Company and Startech Environmental Corp. ("Startech"), a Colorado company based in Wilton, Connecticut, entered into an equity joint venture agreement (the "PWC Joint Venture Agreement"). Startech is an environmental technology corporation engaged in the commercialization and continued development of its proprietary plasma waste converter ("PWC") systems for the recycling, resource recovery, reduction and remediation of hazardous and nonhazardous organic and inorganic materials and wastes. A copy of the PWC Joint Venture Agreement is attached hereto as Exhibit 10.8.

The PWC is a closed-loop recycling system that converts materials formerly regarded as hazardous wastes into useful commodity products. The hazardous waste can be organic and inorganic, in the form of a gas, liquid, and solids or any combination thereof. Waste volume reductions higher than 300 to 1 have been demonstrated. Depending upon the waste processed, the principal commodities produced by the system are a synthetic gas (called "Plasma Converted Gas" or "PCG"), metals, and an obsidian-like inert silicate stone. Plasma Converted Gas can be used as a chemical feed stock to produce polymers and other common industrial products, as a fuel to produce electricity, as a heating plant fuel to reduce the cost and reliance on fossil fuels, and in desalinization applications to produce fresh water for irrigation and drinking. The metals can be employed in the metallurgical industry. The stone silicates can be employed in the abrasives industry and as an aggregate material for construction industry applications.

The foregoing description of the PWC and its uses and applications is taken from the Form 10-K of Startech for the fiscal year ended October 31, 1995. The Registrant is relying on these representations and gives no assurances that these representations are accurate and correct.

The PWC Joint Venture Agreement provides that the Company and Startech will form an equity joint venture company ("JV Co.") which will be engaged in the business of globally commercializing the PWC with respect to the conversion of tires into usable commodity products. JV Co. may also engage in the business of globally commercializing the PWC for, among other things, alternative energy generation.

In consideration of providing the introduction of management of the Company to Startech, and upon execution of the PWC Joint Venture Agreement, the Registrant issued to one consultant 50,000 stock options at an exercise price of $0.0001 each under the Registrant's 1996 Nonqualifying Stock Option Plan and to a second consultant 400,000 shares of Common Stock pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. All 50,000 options were exercised on February 19, 1996 for 50,000 shares of the Registrant's Common Stock. Copies of the consulting agreements with Herb Adams and Toddington Investments Ltd. are attached hereto as Exhibits 10.6 and 10.7, respectively.

     Manufacturing and Marketing

It is contemplated that JV Co. will not operate PWCs, rather it will purchase PWCs from Startech and sell them to customers.

Over the long-term, the Company intends to develop a turnkey PWC system, with respect to the conversion of tires into Plasma Converted Gas and/or alternative energy applications. This system will be distributed around the world, and it is the intention of the Company that JV Co. will provide purchasers with construction, technology transfer, parts supply, maintenance services, and financing. There can be no assurance that the Company will be able to develop a turnkey PWC system or that if one can be developed, that any revenue will be generated therefrom.

JV Co. has not yet been formed, and the Company and Startech have to complete all documentation necessary to give effect to the establishment of JV Co. As of the date hereof, neither JV Co. nor the Company has entered into any agreements with anyone to purchase a PWC and there can be no assurance that any PWCs will ever be sold or leased to anyone through either the Company or JV Co.

ENVIROSTRUCTURE BUSINESS STRATEGY

The discussion that follows represents a business strategy developed by management of the Company. There can be no assurance that the Company will be able to execute this strategy or any portion thereof successfully. This strategy assumes that the Company will exercise its option to purchase the processes and formulations related to Fast-Setting Cement. As indicated above, there can be no assurances that the Company will have sufficient financial resources to exercise this option prior to its expiration.

The Company has developed a two-phased strategy for the development of the cementitious products and waste to commodity divisions of its envirostructure business. The first phase addresses the commercialization and distribution of the Company's cementitious products in North America, as well as preliminary commercialization efforts with respect to the PWC. The second phase addresses the commercialization and distribution of the Company's cementitious products in Latin America.

The Company intends to develop its cementitious products business in the United States and Canada as soon as the necessary capital is obtained and the option to purchase the Fast-Setting Cement processes and formulations is exercised.

The Company intends to undertake preliminary commercialization efforts in North America with respect to the PWC within the next fiscal year; however, management does not expect the Company's waste to commodity business to generate revenues for at least two years, if at all.

Within the next two fiscal years, the Company intends to expand its cementitious products business into selected Latin American markets. The Company's long-term strategy involves development of an integrated network of envirostructure businesses throughout Latin America, primarily through acquisition. Management does not expect to make any such acquisitions for at least three fiscal years.

The following are the key elements of the Company's business strategy:

     FOCUS ON NORTH AND LATIN AMERICA

Management of the Company believes that the United States and Canada present the most readily accessible market opportunities for the Company's envirostructure business, and that successful penetration of the North American market will facilitate future international expansion. The Company views Latin America (specifically Mexico and selected South American countries) as a particularly attractive market with respect to envirostructure systems, and management believes that the Company can capitalize on many envirostructure opportunities within this region.

Throughout Latin America demand for cementitious products and other advanced envirostructure systems is growing, as new infrastructure development is being undertaken at unprecedented rates.

     - NORTH AMERICA

Market development efforts for the Company's envirostructure business have been initiated in North America. Management believes that the Company's cementitious products appeal to broad segments of the industry, as opposed to limited niches.

The waste to commodity industry is relatively young in North America; however, it is more developed than in most other regions of the world. With each passing year, the number of waste to commodity facilities being commissioned is increasing (including cogeneration and recycling facilities). Management believes that there are four aspects to the North American waste to commodity industry that make it particularly attractive with respect to the PWC, which are:

1. the emphasis being placed by governments and the public on addressing environmental issues concerning the disposal and recycling of scrap tires;

2. the need to increase the efficiency of energy extraction from fossil fuels, particularly in regions where coal-fired power plants supply most of the electricity;

3. the need to decrease consumer and industrial energy consumption in the United States and Canada, the highest energy consuming nations per capita in the world; and

4. the emphasis being placed on manufacturing and emission producing industries to become more responsible for the waste streams that they produce.

     - LATIN AMERICA

Management of the Company believes that Latin America offers numerous opportunities for the Company's cementitious products division and for expansion into other envirostructure businesses. At this time, the Company intends to develop only its cementitious products division in Latin America. Management of the Company believes that the market for the PWC should be established in North America before international market development efforts are undertaken.

Mexico and Chile are the two markets where the Company intends to initiate Latin American operations. These two countries are generally regarded as the gateway for entry into the Latin American market.

Mexico has a population of more than 91 million people, approximately one-fifth of whom live in and around Mexico City. The country's proximity to the United States, its relatively young workforce, its participation in a number of regional trade agreements, and its rapidly growing middle-class population are but a few of the factors that have attracted western companies that seek to capitalize on the many opportunities that Mexico presents. The North American Free Trade Agreement (NAFTA) has created the largest free trade zone in the world, encompassing 360 million consumers and accounting for over $6.5 trillion in trade per annum. Mexico also has trade treaties with Chile, Colombia, Venezuela, Costa Rica, and Bolivia. Although the rate of inflation for 1996 is estimated to reach increase, management of the Company believes that many of the factors that have made Mexico a good business and investment opportunity over the last few years still exist, particularly in industries related to infrastructure development.

To increase Mexico's industrial development over the coming years, the Mexican government is placing considerable emphasis on investment in the construction of highways, railroads, telecommunication systems, and gas distribution. In addition, emphasis is also being placed on the improvement of such infrastructure, in order to add stability to the most underdeveloped regions of the country.

Management of the Company considers Chile to be the step-off point with respect to penetration of the broader South America markets. More than 40% of Chile's 13.8 million inhabitants live in and around Santiago. Between 1987 and 1994, Chile's economy grew 6.9% annually, on average. Traditionally, Chile's inflation rate has been very high. Over the last few years, Chile's inflation has become manageable, decreasing to 8.2% in 1995 (the lowest rate in 35 years). These statistics have been maintained over the past decade with a low unemployment rate of 5.5%.

Last year, real investment in public works in Chile doubled 1990 figures, with private concessions reaching approximately $700 million. The existence of a new framework for the development of infrastructure is expected to result in investment of over $7 billion within the next five years in numerous projects including, among other things, ports, airports, highways, and railways.

In November 1996, Chile and Canada signed a free trade agreement which is expected to, among other things, facilitate the transfer of advanced Canadian technology and engineering know-how to Chile.

     PENETRATE NORTH AMERICAN MARKETS THROUGH STRATEGIC ALLIANCES

The Company's penetration strategy for North America contemplates the Company entering into strategic alliances with significant industry participants. Management of the Company believes that strategic alliances are the most effective means with which to develop a continental distribution capability and, hence, facilitate widespread market penetration while minimizing capital investment. This is particularly applicable to new entrants to a market where there are large established participants, and the system that the new entrant is seeking to introduce has broad market appeal. The Company's objective is to capitalize on the existing regional, national, or even continental distribution capability of its strategic alliance partners and to access other relevant resources within their operations as well. Strategic alliances are consistent with the Company's objective of developing its businesses in North America over the short-term.

     - CEMENTITIOUS PRODUCTS DIVISION

The number of suppliers of cementitious products in North American is quite large. Many of these organizations have well established channels of distribution. Management of the Company believes that in order for the Company to penetrate the North American market in the short-term, it will be necessary to enter into strategic alliances with significant industry participants. The Company intends to seek out large cement manufacturers, concrete blenders, or distributors of cementitious products with regional, national, or continental coverage. The objective will be not only to access the distribution capabilities of strategic alliance partners, but to utilize their infrastructure with respect to blending, packaging, warehousing, and shipping. The Company does not intend to develop an in-house sales team; however, the Company does expect to have technical personnel who will interface with the strategic alliance partner(s) and, when necessary, the partner's clients. To date, preliminary discussions have been held with a number of potential strategic partners.

     - WASTE TO COMMODITY DIVISION

The waste to commodity industry includes a wide range of technologies and involves a large number of participants, including some of the world's largest engineering-based companies. Plasma technology, as applied in the PWC, represents a relatively small segment of this industry.

Management of the Company believes that in order to commercialize the PWC for tire conversion applications, it will be necessary to construct a pilot facility. The Company's objective is to locate one or more strategic partners for JV Co. that can assist in the development of a pilot facility and in future commercialization efforts. Management further believes that there are many potential strategic partners in the power generation, tire manufacturing, or fossil fuel extraction and refinement industries. In addition, there are a number of government agencies in the United States and Canada that offer funding for the development of technologies such as the PWC.

The involvement of a strategic partner may result in dilution of the Company's holdings in JV Co. The Company intends to identify potential strategic partners and government agencies, coordinate the process of approaching such partners and agencies, and to negotiate and structure all arrangements with such entities. There can be no assurance that potential strategic partners will be found and, if found, will elect to become part of JV Co.

     PENETRATE SELECTED LATIN AMERICAN MARKETS THROUGH JOINT VENTURES

Management of the Company believes that the likelihood of successful penetration of the Latin American market is enhanced through joint ventures with partners that have strong local and regional presence. Accordingly, the involvement of local partners is the key component to the Company's Latin American activities. Management has commenced assembling a team of Latin American-based advisors to the Company. These individuals will advise the Company on strategy with respect to their specific regions of Latin America. To date, the Company has engaged Mr. Guillermo A. Grimm in Mexico and Mr. Francisco Bruron in Chile. Mr. Grimm most recently served as President and Chief Executive Officer of Northern Telecom de Mexico S.A. de C.V. and has served as Mexico's Under-Secretary of State for Tourism. Mr. Bruron is General Manager of Keystone Distributors de Chile S.A. de C.V., a subsidiary of a major global supplier to McDonald's restaurants. Mr. Bruron is also a director of SOFOFA, the Chilean manufacturers' association.

Together with the Latin American advisors to the Company, management intends to undertake market intelligence programs in Mexico and Chile. These programs have two stages. The first stage entails the collection and organization of market-specific information. The second stage involves the translation of this information into reliable fact-driven knowledge that can be used to provide a solid foundation for educated market-entry decision making and for appropriate partner selection.

Management of the Company intends to seek out potential local partners with a wide range of backgrounds. Industries associated with infrastructure development are diverse, yet highly interrelated, especially in Latin America. The completion of any infrastructure project involves numerous participants from many industries. Because of these interrelationships, management of the Company believes that there are many types of potential partners in both Mexico and Chile, including:

- family controlled conglomerates with infrastructure-related businesses;

- government contractors and supply entities that are principally involved in infrastructure development;

- private contractors and engineering firms;

- manufacturers and suppliers of cementitious products (e.g., cement, cement block, pre-cast, masonry, etc.);

- distributors of cementitious materials (e.g., ready-mix concrete suppliers, cement distributors, admixture distributors, etc.); and

- distributors of construction materials.

It is the Company's intention to form a joint venture company with one or more such partners in each of Mexico and Chile within the next two fiscal years. Preliminary indications from the Company's Latin American advisors are that there are a number of entities in each country which would be very interested in exploring the possibility of such joint ventures. In November 1996, one of the Company's executives traveled to Chile and held discussions with a number of such entities.

As part of developing the local markets, partners will assist the joint venture company to interface with the local engineering community, promote product specification with respect to local projects, and, where appropriate, provide facilities and other resources. In addition, these partners may assist with broader penetration into neighboring countries. Depending upon the nature of each partner's business and the success of the relationship between the partner and the Company, local partners may continue to be further involved in the Company's activities in Latin America.

CONSUMER PRODUCTS BUSINESS

The Company's consumer products business does not form part of management of the Company's current plans and strategies for the Company. The Company is presently considering a number of alternatives with respect to this business including, among other things, the sale or other disposition of the business. There can be no assurance that the Company, if it decides to sell or otherwise dispose of its consumer products business, will be able to find a purchaser on terms acceptable to the Company.

The Company's consumer products business is carried on through Windsor, a wholly-owned subsidiary of the Company. Windsor holds an exclusive global distribution license (the "Novatone License") to a cosmetic product, the Novatone Facial Toner (the "Novatone").

The Novatone is a compact, battery-operated, hand-held device intended for cosmetic use, which was designed to be used at home to effectively exercise the facial muscles. The Novatone operates upon the principle of electronic muscle stimulation ("EMS") which involves the application of direct electrical stimulus to a muscle or muscle group. When EMS is used on muscle tissue, it can produce physiological changes which are similar to those that take place in muscle tissue during conventional exercise.

The Novatone was designed to make the benefits of EMS available to individuals seeking to restore their face's youthful appearance. The

Novatone is equipped with two electrodes which emit an intermittent low frequency current that penetrates the skin through a conducting gel. When positioned at given points, this current stimulates the muscle, causing it to contract briefly. The period of contraction is followed by a period of relaxation (i.e., no current is emitted by the Novatone). It is this process of repeated contraction and relaxation that causes muscles to strengthen and tighten. Proper use of the Novatone on a regular basis will, generally, strengthen and tighten the facial muscles, lifting sagging or drooping contours, resulting in toned and lifted facial features.

     THE NOVATONE LICENSE

The Novatone was developed by LA-NUR Inc. ("LA-NUR"), an Ontario, Canada company based in Ottawa, Ontario, Canada. On November 17, 1995, LA-NUR entered into an agreement (the "Novatone Agreement") with Nicholas Plessas, In Trust ("NP, In Trust"). Pursuant to the Novatone Agreement, LA-NUR granted to NP, In Trust an exclusive global license (the "Novatone License") to, among other things, manufacture, market, and distribute the Novatone. A copy of the Novatone Agreement is attached hereto as Exhibit 10.9.

On November 30, 1995, NP, In Trust, LA-NUR, and Mel Greenspoon, In Trust ("MG, In Trust") entered into an agreement (the "First Novatone Assignment Agreement") whereby NP, In Trust assigned all of its right, title, estate, and interest in the Novatone Agreement to MG, In Trust, on behalf of Javlee Investments Limited ("Javlee"), with the consent of LA-NUR. Javlee is an Ontario, Canada company based in Toronto, Ontario, Canada and is controlled by Mel B. Greenspoon, Chairman, Chief Executive Officer, and a Director of the Company. A copy of the First Novatone Assignment Agreement is attached hereto as Exhibit 10.10.

On January 18, 1996, MG, In Trust, LA-NUR, and Windsor entered into an agreement (the "Second Novatone Assignment Agreement") whereby MG, In Trust assigned all of its right, title, estate, and interest in the Novatone Agreement to Windsor, with the consent of LA-NUR. A copy of the Second Novatone Assignment Agreement is attached hereto as Exhibit 10.11. In consideration of such assignment, Windsor issued to Javlee an unsecured term note in the principal amount of $75,000, payable on January 17, 1997 (the "Javlee Note"). The Javlee Note bears interest at a variable rate as charged by a Canadian chartered bank, for United States dollar loans. A copy of the Javlee Note is attached hereto as Exhibit 10.12.

On January 24, 1996, the Registrant granted 30,000 options at an exercise price of $0.001 each pursuant to the Registrant's 1996 Nonqualifying Stock Option Plan to Nicholas Plessas in connection with certain consulting services provided by him. As of September 30, 1996, all 30,000 options had been exercised by Mr. Plessas.

The Novatone Agreement provides that Windsor is required to pay a royalty of $4.00 to LA-NUR in respect of all Novatone units sold. For the year ended December 31, 1996, Windsor is required to pay to LA-NUR the greater of the aforementioned royalty amount or $100,000. As of the date hereof, the Company has not sold, nor attempted to sell, Novatone units.

Windsor has the right to terminate the Novatone Agreement and its obligations thereunder (with the exception of the payment of any royalties then owing) upon 30 days' written notice to LA-NUR at any time on or after January 1, 1997. As of the date hereof, the Company is in the process of renegotiating the terms of the Novatone Agreement with LA-NUR and is also considering assigning the Novatone Agreement to a third party. There can be no assurance that the Company will be able to renegotiate the Novatone Agreement on terms satisfactory to the Company or that it will be able to assign the Novatone Agreement to a third party. In the event that the Company is unable to do so, it does not presently have sufficient funds to make the required December 31, 1996 payment to LA-NUR.

     REGULATORY APPROVALS

Prior to marketing the Novatone in the United States, approval must be obtained from the United States Food and Drug Administration (the "FDA"). Such approval had not been obtained at the time of the assignment of the Novatone License by MG, In Trust to Windsor. LA-NUR had obtained approval from applicable Canadian regulatory authorities with respect to marketing the Novatone in Canada. Management of the Company has always believed that it would be more efficient and economical to obtain FDA approval and market the Novatone throughout the United States and Canada, than to market it in Canada alone.

Following the acquisition of Windsor in January 1996, the Company sought to obtain FDA approval for the Novatone and to continue the development of the product. Such development included, among other things, finalizing product design and specifications, packaging, labelling, the preparation of an instruction manual, manufacturing arrangements, promotional literature, and market research. To assist in these efforts, the Company retained the services of a marketing agency and a market research company, as well as legal counsel to assist in obtaining FDA approval.

In November 1996, Windsor received notification from the FDA that the Novatone had been registered. As of the date hereof, Windsor has not yet received a registration number for the Novatone, although the FDA has informed Windsor that such number is forthcoming.

     MANUFACTURING AND MARKETING

Should the Company continue to develop its consumer products business, it intends to outsource the manufacturing of the Novatone to a third party. The Company has identified several contract manufacturers as having suitable facilities for manufacturing large quantities of the Novatone and has obtained a number of prototype Novatone units from several manufacturers. As of the date hereof, the Company has not entered into any definitive manufacturing agreement for the Novatone.

The raw materials and components used in the manufacturing of the Novatone are commercially available in abundant supply, both nationally and internationally.

Should the Company continue to develop its consumer products business, it is considering distributing the Novatone through a variety of channels, including, among others, direct response television (commonly referred to as infomercials), private labelling for cosmetic companies, international distribution agreements, wholesaling to retail merchants, and catalogue and direct mail distribution.

EMPLOYEES

The Company is a development stage company and currently has no employees other than certain of its Officers and Directors. See Item 9. Management of the Company expects to hire employees and consultants as necessary and as set out herein.

RISK FACTORS

In addition to the considerations and risk factors set forth elsewhere herein, the following should be considered:

     DEVELOPMENT STAGE COMPANY

The Company has limited assets and has had extremely limited revenue in each of its four most recent fiscal years and to the date hereof. The Company, in its present businesses, is in the development stage and is subject to all the risks inherent in the creation of a new business. In addition, the Company, in its present businesses, has no record of operations and there is nothing at this time upon which to base an assumption that the Company's plans will prove successful. The objectives, plans and strategies of the Company should be regarded as speculative due to the nature and present stage of the Company's businesses. The likelihood of success of the Company must be considered in light of the risks inherent in the initiation of the Company's businesses, such as costs, complications, and delays. The Company may encounter unforeseen difficulties or delays in its operations and may sustain further operating losses.

     LACK OF PATENT PROTECTION

The Novatone is not protected by patent. After consideration, management of the Company determined that it would be impractical to patent the Novatone, as other companies would be able to develop similar products by making minimal modifications to the product's design. Other than relying on the representations made by LA-NUR under the Novatone Agreement, there can be no assurance that the Novatone will not infringe on patents owned by others.

To the best of management of the Company's knowledge, neither Novacrete nor the PWC are protected by patents. The decision not to file for patent protection is solely that of management of Stratford and Startech, respectively. There can be no assurance that Novacrete and/or the PWC will not infringe on patents owned by others.

At this time, the Fast-Setting Cement to which the Company holds an option to acquire is not protected by patent. The original inventor has informed management of the Company that the absence of patent protection represents a lesser risk in that the Company would not necessarily be able to prevent other companies from developing a similar product whether or not the Fast-Setting Cement is protected by a patent. To the extent that the Company would rely on unpatented proprietary technology, processes, and know-how, and the protection of such property by confidentiality agreement, there can be no assurance that others may not independently develop similar technology and know-how or that confidentiality will not be breached. On the other hand, it is much easier for competitors to copy the Fast-Setting Cement technology if they purchase the patent text (a copy of which may be obtained for a small fee from the relevant registry office). In the event that the Company does exercise its option to purchase the formulations and processes related to the Fast-Setting Cement, management of the Company in conjunction with the Company's legal advisors, will determine whether patent protection should be sought.

     COMPETITION

     - ENVIROSTRUCTURE BUSINESS

The Company will have to compete with numerous companies that manufacture and/or distribute products used in the manufacture of cementitious products, most of which may have more substantial financial resources. In the event that the Company does exercise its option to purchase the Fast -Setting Cement as set forth herein, the Company will have to compete with numerous companies that manufacture and/or distribute cement, most of which may have more substantial financial resources.

JV Co. will encounter significant competition from firms currently engaged in the waste to commodity industry. The majority of these companies will be substantially larger than JV Co., Startech, and the Company, and have substantially greater resources and operating histories. Management of the Company is aware of other competitors distributing waste to commodity technologies, however, management is not aware of any competitors distributing plasma waste to commodity technologies similar to the PWC with respect to the conversion of tires into usable commodity products.

     - CONSUMER PRODUCTS DIVISION

The Company will encounter significant competition from firms currently engaged in the beauty and cosmetic industries. The majority of these companies will be substantially larger than the Company, and have substantially greater resources and operating histories.

     PRODUCT LIABILITY EXPOSURE

Because of the nature of the Novatone and its applications, the Company may be exposed to product liability claims. Although the Company intends to seek product liability insurance for the Novatone, such coverage is not currently carried because the Company has not yet commenced selling the Novatone. There can be no assurance that, should the Company decide to sell Novatone units, that it will be able to obtain product liability insurance on terms commercially acceptable to the Company or that available amounts of coverage will be sufficient to adequately protect the Company in the event of a successful product liability claim.

     ADDITIONAL CAPITAL

The Company requires additional funds to further develop its businesses, and to effect the expansion of its administrative and management staff that will be necessary if the Company is successful in achieving market acceptance for any of the products and technologies which it markets or distributes. The Company intends to seek such additional funding through private financings including equity and/or debt financings and through collaborative arrangements with others. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms commercially acceptable to the Company. If the Company cannot obtain needed funds, it may have to delay, curtail, or cease its business and system acquisition programs, marketing efforts, and other activities, adversely affecting its businesses, results of operations and/or prospects.

Stockholders may be further diluted in their percentage ownership of the Registrant in the event that additional shares are issued by the Registrant in the future in connection with the raising of additional capital by the Registrant.

     DEPENDENCE ON KEY PERSONNEL

The Company is wholly dependent, at the present, upon the personal efforts and abilities of the Registrant's Officers, who exercise control over the day to day affairs of the Company, and upon its Directors, some of whom are engaged in other activities and will devote limited time to the Company's activities.

As well, the success of the Company's businesses and the Fast-Setting Cement to which the Company holds an option to purchase depends upon the personal efforts and attention of certain key personnel who are instrumental in the continuing development of such businesses and products. The loss of the service of certain of these personnel could have a material adverse effect on the Company.

The Company's ability to develop its businesses and to establish and maintain their competitive positions will depend, in part, on its ability to attract and retain qualified personnel, including senior executives and technical personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

     NON-ARM'S LENGTH TRANSACTION

The number of shares of common stock issued by Windsor to certain shareholders for cash, property, and/or services was arbitrarily determined and may not be considered the product of arm's length transactions. In addition, the value ascribed to the Novatone License in connection with the assignment of the Novatone Agreement by MG, In Trust to Windsor was arbitrarily determined and may not be considered the product of arm's length transactions. See Note #12 to the Financial Statement in Item 7.

     RELIANCE ON THIRD PARTY RELATIONSHIPS

It is anticipated that the Company will enter into strategic alliances and joint ventures with third parties in respect of specific systems in specific markets. Consequently, the Company will be relying upon its alliance and joint venture partners to assist in the generation of revenues. There can be no assurance as to the level of revenues which may be generated by future alliance partners and future joint venture partners, or that if any such partner chooses to withdraw from an alliance or joint venture, as the case may be, the Company will be able to obtain a replacement partner on comparable terms.

     NO DIVIDEND

The Registrant has never paid cash or other dividends. It is the policy of the Board of Directors of the Registrant to retain earnings to finance the growth and development of its businesses, and therefore, the Registrant does not anticipate paying cash dividends on its Common Stock in the near future.

     FOREIGN EXCHANGE RISK

The Company's operating results are reported in United States dollars. A portion of the Company's revenues and expenses will be generated or incurred in Canadian dollars, as the case may be. The exchange rate between the Canadian and United States dollar has varied significantly over the past five years. In addition, the Company intends to establish businesses and, possibly, acquire businesses in jurisdictions outside of North America. The establishment or acquisition of such businesses may involve the investment of funds by the Company. Any foreign investment will have risks associated with changes in foreign exchange rates and, possibly, restrictions on the repatriation of funds.

ITEM 2.   PROPERTIES.

The Registrant's registered office is located at BCE Place, 181 Bay Street, Suite 1800, Toronto, Ontario, Canada, M5J 2T9. The Registrant's principal executive offices are located at 85 Skymark Drive, Suite 1703, North York, Ontario, Canada, M2H 3P2 and the telephone number is (416) 494-2013. The Skymark property is leased by Mel B. Greenspoon and a portion of the space is provided to the Company at no cost.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state, provincial or local government agency.

Further, to the knowledge of management, no Officer or Director of the Company is party to any action which has an interest adverse to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Registrant's security holders during the Registrant's last four fiscal years.

                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

(a)  Market Information.

During the Registrant's 1992 fiscal year, it failed to meet certain listing criteria established by the National Association of Securities Dealers, Inc. ("NASD") for trading on its NASDAQ service. The Registrant's listing was consequently removed from NASDAQ on May 12, 1992.

The Registrant's securities are currently traded over-the-counter on the Bulletin Board operated by the NASD, under the symbol GSAT. The table below shows the high and low bid of the Registrant's Common Stock (retroactively taking into account the 75 for 1 reverse split effective on June 30, 1995) during the past two fiscal years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On December 23, 1996, the high bid price for the Registrant' Common Stock was $0.25 and the low bid price for the Registrant's Common Stock was $0.0625.

                                   Bid
Quarter Ended                  High     Low

     September 30, 1996      .625        .25

     June 30, 1996          1.125        .50

     March 31, 1996         3.25         .25

     December 31, 1995        .75        .25

     September 30, 1995       .75        .75

     June 30, 1995           1.125       .75

     March 31, 1995          1.125       .75

     December 31, 1994       1.875       .75

These average bid prices were obtained from the National Quotation Bureau, Inc.


(b)  Holders.

The number of record holders of the Registrant's Common Stock as of December 23, 1996 was 971; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

(c)  Dividends.

There are no present material restrictions that limit the ability of the Registrant to pay dividends on Common Stock or that are likely to do so in the future. The Registrant has not paid any dividends with respect to its Common Stock, and does not intend to declare or pay dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto contained in Item 7.

Results of Operations

During fiscal 1996, the Company has had no revenue and has not attempted to market or produce any of its products. Operations during the past fiscal year have consisted principally of the acquisition of development stage envirostructure related products and technologies.

In or about June 1993, the Registrant ceased material business operations. The Registrant's activities from approximately June 1993 to December 1995 consisted primarily of investigating possible business opportunities attractive to the Registrant.

On January 19, 1996 the Registrant completed a reverse take-over, wherein all the shares of Windsor were exchanged one-for-one for shares of the Registrant's Common Stock, for majority control of the Registrant.

Capital Resources and Liquidity

The Company is currently making presentations to various venture capital sources and others to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its products or technologies. The need for sustained funding of the Company's production and distribution programs drives the Company's efforts to raise additional capital from investors. The Company intends to privately place debt or equity securities over the next 12 months. It is anticipated that the majority of such funding will be utilized to exercise the option on the Fast-Setting Cement (if sufficient capital can be raised prior to the expiration of the option), finance production facilities for the Company's cementitious business, provide working capital and to repay certain indebtedness of the Company.

The Company has no significant commitments for equipment purchases, product manufacturing or marketing efforts at present. The Company is currently utilizing office facilities provided by Mel B. Greenspoon at no charge to the Company.

The Company has no bank lines of credit or other commercial financing sources at present and does not expect to obtain any in the near future. It is not known whether additional funds could be borrowed form stockholders or other sources and such is not contemplated by management of the Company at the present time.

Going Concern Qualification

The auditors of the Consolidated Financial Statements of the Company have stated that the Consolidated Financial Statements have been prepared on a going-concern basis. That basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of conducting business operations. As shown in the Consolidated Financial Statements in Item 7, operations for the fiscal year ended September 30, 1996 resulted in a net loss of $255,744, and as of that date the Company had a stockholders' deficit of $116,077. The Company's future is dependent on its ability to continue to obtain additional capital or adequate financing to fund its operations.

The Company will continue to raise additional capital from investors. The Company is currently making presentations to various venture capital sources and others to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its businesses.

Management of the Company believes that the Company's products and technologies are sufficiently developed to facilitate the acquisition of funds needed for continued operations from the sale of debt or equity securities to investors as aforesaid.

ITEM 7.   FINANCIAL STATEMENTS.

Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1996 and the Notes thereto begin on the following page.

                          Globesat Holding Corp.
                      Consolidated Financial Statements
                          September 30, 1996 & 1995

                         Independent Auditors Report

Board of Directors
Globesat Holding Corp.

I have audited the accompanying balance sheets of Globesat Holding Corp. as of September 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year ended September 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note #14 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Globesat Holding Corp., as of September 30, 1996 and the results of its operations and cash flows for the years ended September 30, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

Salt Lake City, Utah
December 27, 1996

Per: /S/ Darrell Schvaneveldt


GLOBESAT HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995


                                      1996          1995
                                      ----          ----
Current Assets
 Cash                              $14,744        $6,457
 Inventory                           4,712             0
                                   _______        ______
Total Current Assets                19,456         6,457

Property & Equipment
 Office Equipment                    3,864             0

Other Assets
 Novatone License                   67,500             0
 Distribution License                3,000             0
 Oil & Gas Leases                        0        26,902
                                    ______        ______
Total Other Assets                  70,500        26,902

Total Assets                       $93,820       $33,359
                                   =======       =======

                    Liabilities & Stockholders' Equity

Current Liabilities
 Accounts Payable                  $75,853        $1,000
 Franchise Tax Payable                 300             0
 Accrued Interest Payable            8,744             0
 Notes Payable                     125,000             0
                                   _______         _____
Total Current Liabilities          209,897         1,000

Stockholders' Equity
 Common Stock, $0.01 Par Value,
  15,000,000 Shares Authorized
  5,143,676 and 300,000 Shares
  Issued and Outstanding
  Respectively Retro-Actively
  Restated                          51,437         3,000
 Additional Paid In Capital      3,288,216     3,229,345
 Accumulated Deficit            (3,455,730)   (3,199,986)
                                ___________   ___________
Total Stockholders' Equity        (116,077)       32,359

Total Liabilities and
 Stockholders' Equity              $93,820       $33,359
                                   =======       =======

The accompanying notes are an integral part of these financial statements

GLOBESAT HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
SEPTEMBER 30, 1996, 1995 & 1994

                                     1996          1995           1994
                                     ----          ----           ----
Revenues
 Interest                              $0          $437          $2,000
                                  _______       _______          ______
Expenses
 Professional Fees                104,360             0               0
 General & Administrative          16,266        19,179          20,000
 Bad Debt                               0        25,000               0
 Interest                           8,744             0               0
 Depreciation                         350             0               0
 Amortization                       7,500             0               0
 Research & Development             9,855             0               0
 Consulting Fees                   33,669             0               0
 Royalties                         75,000             0               0

                                  _______        ______          ______
Total Expenses                    255,744        44,179          20,000

Loss from Operations             (255,744)      (43,742)        (18,000)
                                 ---------      --------        --------
Discontinued Operations
 (Loss) Gain in Disposition
   of Assets                            0         2,000          (92,000)
                                 --------       --------        ---------

Net (Loss)                      $(255,744)     $(41,742)      $(110,000)
                                ==========     =========      ==========

Per Share Data
 Net (Loss)                         $(.07)        $(.20)          $(.67)
                                ==========     =========      ==========

Average Weighted Shares
 Outstanding                    3,424,450       207,319          164,130



The accompanying notes are an integral part of these financial statements


GLOBESAT HOLDING CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD SEPTEMBER 30, 1993 TO THE YEAR ENDED SEPTEMBER 30, 1996

                           Shares     Common   Paid In   (Accumulated
                           Issued     Stock    Capital    Deficit)
                           ______     ______   _______    ___________

Balance, Sept. 30, 1993
Retroactively Restated     $164,130   $1,640   $3,198,803 $(3,048,244)


Net Loss for Year
Ended Sept. 30, 1994                                         (110,000)
                           ___________________________________________

Balance, Sept. 30, 1994     164,130    1,640    3,198,803  (3,158,244)

Shares Issued to Acquire
Assets                       35,870      360       26,542

Shares Issued for Services  100,000    1,000        4,000

Net Loss for Year Ended
September 30, 1995                                            (41,742)
                            __________________________________________

Balance, Sept. 30, 1995     300,000    3,000    3,229,345  (3,199,986)

Shares Issued by Transfer
Agent for Rounding in Reverse
Stock Split                     676        7           (7)

Shares Issued to Acquire
Subsidiary                3,735,000   37,350       56,658

Shares Issued in Lieu of
Cash for Services Rendered
Per Share                   805,000    8,050

Shares Issued for Cash
at $0.75 Per Share            3,000       30        2,220

Shares Issued in Lieu of
Cash to Acquire Distribution
License                     300,000    3,000

Loss for Year Ended
September 30, 1996                                               (255,744)
                          _________________________________________________

Balance, Sept. 30, 1996   5,143,676  $51,437   $3,288,216     $(3,455,730)
                          =================================================







The accompanying notes are an integral part of these financial statements


GLOBESAT HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

                                        1996         1995         1994
                                        ----         ----         ----
Cash Flows from Operating Activities
 Net Loss                               $(255,744)   $(41,742)   $(110,000)
 Adjustments to Reconcile Net Loss
   To Net Cash Used by Operating
   Activities:
     Amortization                           7,500           0            0
     Depreciation                             350           0            0
     Non Cash Expenses                     68,495      30,000            0
     Loss on Disposal of Building               0           0       92,000
 Changes in Operating Assets and
  Liabilities
     (Increase) in Inventories             (4,712)          0            0
     Increase (Decrease) in
      Accounts Payable                     74,853           0      (19,000)
     Increase in Franchise Tax Payable        300           0            0
     Increase in Accrued Interest           8,744           0            0
     Rounding Adjustments                       0         199        2,000
                                         _________    ________     ________
Net Cash Used by Operating Activities    (100,214)    (11,543)     (35,000)


Cash Flows from Investing Activities
 Purchase of Equipment                     (4,214)          0            0
 Purchase of Novatone License             (75,000)          0            0
                                          ________    _______      _______
Net Cash Used by Investing Activities     (79,214)          0            0

Cash Flows from Financing Activities
 Increase in Notes Payable                125,000           0            0
 Sale of Shares of Stock                   62,715           0            0
                                          _______     _______      _______
Net Cash Used by Financing Activities     187,715           0            0

     (Decrease) Increase in Cash            8,287     (11,543)     (35,000)
     Cash at Beginning of Year              6,457      18,000       53,000
                                          _______      ______      _______
     Cash at End of Year                  $14,744      $6,457      $18,000
                                          =======      ======      =======
Cash Used by Certain Operating Activities
 Interest                                  $8,744          $0           $0
 Taxes                                          0           0            0

Significant Non Cash Transactions
 Issued 300,000 Shares to Acquire
   Distribution Rights                     3,000            0            0
 Issued 4,159,400 Shares in Lieu of
   Cash for Services                      41,594            0            0


The accompanying notes are an integral part of these financial statements

GLOBESAT HOLDING CORP.
NOTES TO FINANCIAL STATEMENTS


NOTE #1 - Corporate History

Globesat Holding Corp. (the "Company") was incorporated on November 20, 1980 under the laws of the state of Utah using the name "Sure Investment Company". On October 22, 1987, Articles of Amendment were filed changing the name to Globesat Holding Corp.

The Articles of Incorporation grant the corporation power to engage in any legal activity or any activity authorized by the laws of the United States and the state of Utah.

The Company has two wholly owned subsidiaries: Windsor Acquisition Corp., which owns the Novatone License and has certain underlying indebtedness, and Globesat Infrastructure Technologies Corp., which by assignment has a distribution license to the Novacrete Additive.

NOTE #2 - Significant Accounting Policies

(A) The Company uses the accrual method of accounting.

(B) Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.

(C) The Company considers all short term, highly liquid investments that are readily convertible within three months, to known cash equivalents. The Company currently has no cash equivalents.

(D) Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Share shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

(E) Inventories: Inventories are stated at the lower of cost, determined by the FIFO method or market.

(F) Consolidation Policies: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

(G) Foreign Currency Translation/Remeasurement Policy: All purchases and sales in foreign countries are concluded in American dollars or Canadian dollars. If at future dates assets and liabilities occur in foreign countries they will be recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line item in the equity section of the financial statements.

(H) Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straightline method for reporting purposes and for tax purposes.

(I) Issuance of Subsidiary's Stock: The Company has elected to accounts for shares issued by its subsidiary as an equity transactions.

(J) Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE #3 - Inventory

The Company holds for resale a number of Novatone Facial Toners. These devices were acquired from a Korean manufacturer and are held for resale by the Company.

NOTE #4 - Non Cash Investing & Financing Activities

The Company acquired a Distribution license for a cement additive by issuing to a Minnesota publicly held corporation 300,000 shares of its common stock. The value of the Distribution license has been recorded at the par value of $0.01 per share of the shares issued.

The Company has paid for services in part by issuing 4,159,400 shares of its common stock at par value of $0.01 per share.

NOTE #5 - Stock Options

Pursuant to the Company's 1996 Qualified Stock Option Plan adopted January 23, 1996, which authorizes the issuance of 2,000,000 shares from time to time at prices set by the Compensation Committee of the Board of Directors, the Company has issued the following options:


                    Number      Option Exercise   Expiration
Date of Option      of Shares   Price Per Share   Date of Option

March 20, 1996      500,000        $0.75          January 24, 2006
March 20, 1996      500,000        $0.75          January 24, 2006
December 2, 1996    250,000        $0.50          January 24, 2006

          Total        1,250,000

Pursuant to the Company's 1996 Nonqualifying Stock Option Plan adopted January 23, 1996, which authorizes the issuance of 2,000,000 shares from time to time at prices set by the Board of Directors, the Company has issued the following options:


                    Number      Option Exercise   Expiration
Date of Option      of Shares   Price Per Share   Date of Option

January 24, 1996    200,000        $0.0001       January 24, 2006
January 24, 1996     30,000        $0.001        January 24, 2006
January 31, 1996     25,000        $0.001        January 24, 2006
February 19, 1996    50,000        $0.0001       January 24, 2006
April 17, 1996        3,000        $0.75         January 24, 2006

     Total          308,000

Total options for shares of the Company's common stock issued 1,558,000.

                            Weighted    Loss for
                      Average Shares    Current      Loss Per
                         Outstanding    Period          Share
Shares Outstanding at
 September 30, 1996        3,424,450   $  255,744   $    0.07
Options Outstanding
 at September 30, 1996     1,308,000      255,744        0.20
                           __________________________________
     Totals                4,732,450   $  255,744   $    0.05

NOTE #6 - Notes Payable

     Note #1
     Payable to a shareholder at a variable interest rate as
       charged by The Bank of Nova Scotia, in Canada,
       for a United States dollar loans;
       Note is Due January 17, 1997                    $    50,000

     Note #2
     Payable to Javlee Investment Limited at a variable
       interest rate as charged by The Bank of Nova Scotia,
       in Canada, for United States dollar loans;
       Note is Due January 17, 1997                     $   75,000
                                                        ___________
       Total                                            $   125,000

NOTE #7 - Depreciation

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs, lives, and accumulated depreciation at September 30, 1996 and September 30, 1995.

               September 30       Depreciation    Accumulated
               1996    1995       Expenses        Depreciation
Assets         Cost    Cost  Life 1996  1995     1996     1995
_______________________________________________________________
Furniture &
 Fixtures    $4,214     $0     5  $350   $0       $350     $0

NOTE #8 - Consulting Agreements

The Company currently has four consulting agreements for services. Two of these agreements have been paid for by issuing 500,000 shares of common stock pursuant to Regulation S. The agreements require the consultants to be available to the Company upon request and the agreements expire February 19, 1997 and March 4, 1997. The Company has two additional consulting agreements for which it issued options under its 1996 Nonqualifying Stock Option Plan of 25,000 shares and 50,000 shares respectively, these agreements expire January 31, 1997 and February 19, 1997. Upon the termination of the consulting agreement the option holder does not return the option to the Company.

NOTE #9 - Distributor Agreement

The Company issued 300,000 shares of its common stock pursuant to a Supply and Distribution Agreement dated July 31, 1996 between Globesat
Infrastructure Technologies Corp. ("Globesat I.T."), a wholly owned subsidiary of the Company, Stratford Acquisition Corp., a Minnesota company, and Supercrete N/A Limited, a Turks and Caicos Islands company. The Company assigned its position in the agreement to Globesat I.T.

Pursuant to the agreement, Stratford Acquisition Corp. granted to Globesat I.T. a license to distribute Novacrete products for an initial term of five years, subject to certain terms and conditions contained in the agreement, on an exclusive basis throughout Mexico, Chile, and Argentina, and on a non-exclusive basis throughout most other countries of the world, which can, on a country by country basis, become exclusive subject to certain terms and conditions contained in the agreement. The agreement is renewable by Globesat I.T. for a further five year term, provided that Globesat I.T. pays to Stratford Acquisition Corp. the minimum amounts set out below.

Globesat I.T. shall be required to meet minimum purchase quotas during the initial term of the agreement in the amount of $1,000,000 for all countries covered by this license, in the aggregate, for each period ending November 30, commencing on November 30, 1997 through November 30, 2001. Globesat I.T. may apply to a subsequent year's minimum purchase quota, the portion by which purchases in any year exceed that year's minimum purchase quota.

NOTE #10 - Novatone License

The Company, through its subsidiary Windsor Acquisition Corp., acquired from Javlee Investments Limited, its right, title, and interest in the Novatone Facial Toner (the "Product"). The Company issued a short term note payable in the principal amount of $75,000 for the acquisition.

In accordance with the terms and conditions of an agreement (the
"Agreement") with the original inventor of the Product, the original inventor granted to the Company:

(1) the exclusive right and license to use the methods and technical know-how to manufacture, market, promote, distribute, offer for sale and sell the Product throughout the world; and

(2) the world, and the exclusive right and license to use the trademark "Novatone" in relation to the Product manufactured, packaged, marketed, promoted, distributed, offered for sale or sold by the Company.

The term of the Agreement is for three years (the "Initial Term") and, upon the expiration of the Initial Term, the Company has the right to renew the Agreement for a further period of three years (the "Second Term").

The Agreement provides for the payment of a royalty to the original inventor. During the Initial Term, the amount of the royalty is $4.00 per unit of the Product sold by or on behalf of the Company. For the Second Term, if applicable, the royalty is to be negotiated by the Company and the original inventor, however, in no event shall the royalty be greater than $4.00 per each unit of the Product sold. All royalties become due and payable fourteen days after receipt by the Company of funds derived from sales of such product.

For the calendar years 1996, 1997 and 1998 only, the Company is required to pay to the original inventor the greater of the royalty amount as per the above paragraph, or the minimum annual payment set out below, on or before December 31, of each respective year:

               Calendar Year       Minimum Payment
               1996                      $ 100,000
               1997                        200,000
               1998                        300,000

The Company has the right to terminate the Agreement and its obligations thereunder (with the exception of the payment of any royalties then owing) upon thirty days' written notice to the original inventor at any time on or after January 1, 1997.

The Company has accrued $75,000 for the minimum royalty due for fiscal 1996 as an accounts payable. Currently the Company seeks to modify the Agreement to nullify or vary the minimum royalty amount due but the outcome of these negotiations is unknown at the date of this report.

NOTE #11 - Net Operating Loss Carryforward for Income Tax Purposes

The Company has majority shareholder control changes and changes in business operations that will make utilization of prior losses remote. They are therefore considered not useable and no report is made of them. The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

 Year of Loss        Amount              Expiration Date
 __________________________________________________________
 September 30, 1996  $255,744            2011

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.



                                             1996      1995
Current Tax Asset Value of Net Operating
Loss Carryforwards at Current Prevailing
Federal Tax Rate                             $82,990      $0

Evaluation Allowance                         (82,990)      0

     Net Tax Asset                                $0      $0

     Current Income Tax Expenses                   0       0
     Deferred Income Tax Expenses                  0       0


NOTE #12  - Related Party Transactions

The Company has related party transactions as follows:

     Notes Payable of $125,000 as reported in Note #6.

     The Novatone License Agreement as reported in Note #10.

     Stock option pursuant to the 1996 Qualified Stock Option Plan as reported in Note #5.

NOTE #13 - Subsequent Events

The Company is currently making presentations to various venture capital sources and others to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its products or technologies. The need for sustained funding of the Company's production and distribution programs drives the Company's efforts to raise additional capital from investors.
The Company intends to privately place debt or equity securities over the next twelve months.

NOTE #14 - Going Concern

The Company's consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses over the past three years and has a working capital deficit at September 30, 1996, 1995 and 1994. Consolidated financial statements do not include any adjustments relating to the recoverability of assets or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 7, 1995, the Registrant dismissed Silverman Olson Thorvilson & Kaufmann Ltd. as its accountants and engaged Schvaneveldt and Company of Salt Lake City, Utah as its new accountants.

There were no disagreements between the Registrant and Silverman Olson Thorvilson & Kaufmann Ltd. with regard to accounting and financial disclosure. For a further discussion of this change in accountants. Please see the Registrant's Form 8-K, dated March 7, 1995, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and the nature of all positions and offices held by all Directors and Officers of the Registrant for the fiscal year ending September 30, 1996, and to the date hereof, and the period or periods during which each such Director or Officer served in his or her respective positions.

                                           Date of          Date of
                        Positions         Election or      Termination
Name                       Held           Designation      or Resignation

Mel B. Greenspoon(1)     Chairman,           01/96               *
                         Chief Executive
                         Officer, and        01/96               *
                         Director            01/96               *

Allan Greenspoon         President,          01/96               12/96
                         Chief Financial
                          Officer, and       01/96               *
                         Director            01/96               *

Lee A. Greenspoon        Executive Vice
                          President,         01/96               12/96
                         President,          12/96               *
                         Chief Operating
                          Officer, and       12/96               *
                         Director            01/96               *

Darryl R. Lustig(1)      Director            01/96               *

Michael J. Bellman       Vice President      12/96               *

Avi S. Greenspoon        Secretary           01/96               *

Jack R. Coombs           President, and      12/93               01/96
                         Director            12/93               01/96

Sandra E. Hansen         Vice President, and 02/94               01/96
                         Director            02/94               01/96

Sheryl A. Ross           Secretary,          12/93               01/96
                         Treasurer, and      12/93               01/96
                         Director            12/93               01/96

Notes:
* These persons presently serve in the capacities indicated opposite their respective names.
(1) Member of the Compensation Committee.

TERM OF OFFICE

The term of office of the current Directors shall continue until the next annual meeting of stockholders, which is scheduled to be held in February of each year or such other time as designated by the Board of Directors. No annual meeting has been held for the past four fiscal years as the Registrant has been substantially inactive during these periods; however, according to the Utah Revised Business Corporation Act, the failure to hold an annual meeting has had no adverse effect on the actions taken by the Board of Directors and Officers during these periods.

The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which Officers for the coming year are elected. As well, the Board of Directors may from time to time appoint such other Officers as it deems appropriate.

BUSINESS EXPERIENCE

Mel B. Greenspoon, age 52, is Chairman of the Board of Directors and Chief Executive Officer of the Registrant. From June 1995 to September 1995, he was an officer and director of Stratford Acquisition Corp. Prior to 1995, he was Vice President and co-founder of Tactix Construction Limited, a real estate development and general contracting company based in Toronto, Canada. Mr. Greenspoon has over 30 years experience in the real estate development and construction industries. As a general contractor, Mr. Greenspoon coordinated and managed all aspects of infrastructure construction, and is familiar with a vast range of advanced infrastructure technologies. Mr. Greenspoon has also served as a consultant on a range of domestic and international construction projects. Mr. Greenspoon is currently a director of the Metropolitan Toronto Apartment Builders Association.

Lee A. Greenspoon, age 28, is President, Chief Operating Officer and a Director of the Registrant. Mr. Greenspoon has a Master of Business Administration degree, a Master of Real Property Development diploma, and a Bachelor of Arts degree in Urban Geography. From January 1995 to October 1995, he was Managing Director of Seidenstrasse Development Corporation, an international merchant banking company specializing in infrastructure-related projects in the People's Republic of China. While with Seidenstrasse, he initiated several projects involving cementitious products, water supply and disposal systems, and heavy construction equipment. From May 1993 to January 1995, he was Vice President, Market Development of Bariston Inc., a company specializing in Latin American and Eastern European export development and technology transfer. Mr. Greenspoon joined Bariston at its inception and was responsible for developing the strategic vision of the company, as well as the development and management of strategic alliances in Argentina, Chile, China, and Mexico. Mr.
Greenspoon was also responsible for the formation of Bariston's advisory board, which included chief executives from a number of large North
American companies. He currently serves as Chairman of the CGBC Network, which includes graduate business alumni from over 50 countries. The CGBC network was established in 1993 as a component of an international graduate business conference specializing in international infrastructure development. During the same period, Mr. Greenspoon served as Chairman of the Graduate Business Council of his MBA program. Mr. Greenspoon has been a special lecturer on international business strategy at the Schulich School of Business in Toronto, Canada and the Universitad de Catholica in Santiago, Chile. Mr. Greenspoon has led and taken part in a number of international trade missions.

Allan Greenspoon, age 43, is Chief Financial Officer and a Director of the Registrant. He is a chartered accountant and has been a member of the Institute of Chartered Accountants in the Province of Ontario since 1979. Mr. Greenspoon has extensive experience in the areas of product and concept development and implementation. He was the founder and President of Circlet Foods Inc., a company which pioneered the development of the ready-to-use pizza crust. While with Circlet, Mr. Greenspoon developed the company's North American distribution network. Recently, Circlet was sold to a large international food conglomerate. Mr. Greenspoon presently serves as President of Tasty Batters, a baked goods manufacturer and distributor.

Darryl R. Lustig, age 39, is a Director of the Registrant. Mr. Lustig is currently Corporate Vice President, Sales and Marketing of Colonial Health Care Supply Company of Lake Zurich, Illinois, a subsidiary of Bergen Brunswig Corporation. Prior to joining Colonial, Mr. Lustig was responsible for the start-up of Gibeck, Inc. in the United States, which specializes in the manufacturing and distribution of anesthesia and respiratory supplies. Mr. Lustig has extensive experience in the area of distribution, having spent the last 18 years in sales and marketing positions in the health care industry, both with manufacturing and distribution companies, domestically and internationally.

Michael J. Bellman, age 29, is Vice President of the Registrant. He is a lawyer with a Master of Business Administration degree. He was called to the Bar of the Province of Ontario in February, 1996. Mr. Bellman completed his articles with Davies, Ward & Beck, a Toronto law firm. Mr. Bellman has worked jointly with and consulted to Mr. Lee Greenspoon on a number of projects while Mr. Greenspoon was with Bariston Inc. and Seidenstrasse Development Corporation. Mr. Bellman has been involved in a number of entrepreneurial projects, including the ownership of a paralegal service and a household furniture company. He has also worked as a consultant to the financial services industry, most notably as Project Director for Brendan Wood International's "The Bond Market in Canada - 1992 Edition".

Avi S. Greenspoon, age 27, is the Secretary of the Registrant. Mr. Greenspoon is a lawyer and a member of the Bar of the Province of Ontario. Mr. Greenspoon is an associate in the corporate/commercial/securities practice group at Aird & Berlis, a Toronto law firm.

FAMILY RELATIONSHIPS

Messrs. Mel B. Greenspoon and Allan Greenspoon are brothers. Mr. Mel B. Greenspoon is the father of Messrs. Lee A. Greenspoon and Avi S.
Greenspoon. Mr. Darryl R. Lustig is a cousin of Messrs. Mel B. Greenspoon and Allan Greenspoon.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the knowledge of management, during the past five years, no present or former Director, person nominated to become a Director, Officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

(2) was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting in any type of business, securities or banking activities; and

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following statements were filed with the Securities and Exchange Commission during the fiscal year ending September 30, 1996: Form 3 (Initial Statement of Beneficial Ownership of Securities) for Mel B. Greenspoon, Allan Greenspoon, Lee A. Greenspoon, Avi S. Greenspoon, and Michael J. Bellman; and Form 4 (Change of Beneficial Ownership) for Allan Greenspoon, and Lee A. Greenspoon.

ITEM 10.  EXECUTIVE COMPENSATION.

On January 24, 1996, the Registrant registered and filed with the Securities and Exchange Commission on Form S-8 its 1996 Nonqualifying Stock Option Plan and, separately on Form S-8, its 1996 Qualified Stock Option Plan, both of which are incorporated herein by reference. The Registrant registered 2,000,000 shares of its Common Stock under each plan.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid by the Company for services rendered for the fiscal year ended September 30, 1996 (the table has been divided for ease of presentation):


                          SUMMARY COMPENSATION TABLE

                                   Annual Compensation
(a)                 (b)            (c)            (d)       (e)
Name and            Year Ended                              Other
Principal           September 30                            Annual
Positions                          Salary($)      Bonus($)  Compensation($)

Mel B. Greenspoon
Chairman, Chief
Executive Officer,
and Director        1996                0              0         0

Allan Greenspoon
Chief Financial
Officer and
Director            1996                0              0         0

Lee A. Greenspoon
President, Chief
Operating Officer,
and Director        1996                0              0         0

Darryl R. Lustig
Director            1996                0              0         0

Michael J. Bellman(1)
Vice President      1996                0              0         0

Avi S. Greenspoon
Secretary           1996                0              0         0

Jack R. Coombs
Former President
and Former Director 1996                0              0         0

Sandra E. Hansen
Former Vice
President and
Former Director     1996                0              0         0

Sheryl A. Ross
Former Secretary,
Former Treasurer,
and Former Director 1996                0              0         0


                    SUMMARY COMPENSATION TABLE (Cont.)
                                   Long Term Compensation
                                     Awards            Payouts

(a)                 (b)       (f)           (g)        (h)       (i)
Name and            Year      Restricted    Securities           All
Principal           Ended     Stock         Underlying LTIP      Other
Positions           September Award(s)      Options/   Payouts   Compen-
                    30                      SARs (#)    ($)      sation ($)

Mel B. Greenspoon
Chairman and Chief
Executive Officer   1996      0              0/0         0       0

Allan Greenspoon
Chief Financial
Officer and
Director            1996      0              500,000/0   0       0

Lee A. Greenspoon
President, Chief
Operating Officer,
and Director        1996      0              500,000/0   0       0

Darryl R. Lustig
Director            1996      0              0/0         0       0

Michael J. Bellman(1)
Vice President      1996      0              0/0         0       0

Avi S. Greenspoon
Secretary           1996      0              0/0         0       0

Jack R. Coombs
Former President,
and Former Director 1996      0              0/0         0       0

Sandra E. Hansen(2)
Former Vice
President and
Former Director     1996      0              0/0         0       0

Sheryl A. Ross(2)
Former Secretary,
Former Treasurer,
and Former Director 1996      0              0/0         0       0


Notes:
(1) Mr. Bellman was not an Officer of the Registrant at any time during the fiscal year ending September 30, 1996. However, prior to his appointment as an Officer of the Registrant on December 2, 1996, Mr. Bellman provided certain consulting services to the Company. On April 17, 1996, the Registrant granted to Mr. Bellman, pursuant to its 1996 Nonqualifying Stock Option Plan, options to acquire 3,000 shares of Common Stock at an exercise price of $0.75 each. On such date, Mr. Bellman exercised all of such options. Mr. Bellman sold all 3,000 shares for gross proceeds of $3,750, or $1.25 per share. On December 2, 1996, the Registrant granted to Mr. Bellman pursuant to its 1996 Qualified Stock Option Plan, options to acquire

250,000 shares of Common Stock at an exercise price of $0.50 each. Such options may be exercised by Mr. Bellman at any time and from time to time from June 3, 1997 to January 24, 2006.
(2) On October 24, 1995, the Registrant filed an S-8 Registration Statement with the Securities and Exchange Commission registering the issuance of 100,000 shares of its Common Stock to certain consultants for services to be rendered, and is incorporated herein by reference. These shares were issued as follows, to-wit: Leonard W. Burningham, Esq., 29,000 shares; Branden T. Burningham, Esq., 29,000 shares; Sheryl A. Ross, 29,000 shares; and Sandra E. Hansen, 13,000 shares. Management of the Company has no further information with respect to the status of the shareholdings of Ms. Ross and Ms. Hansen.

OPTION/SAR GRANTS TABLE

On January 24, 1996, the Registrant filed its 1996 Nonqualifying Stock Option Plan and its 1996 Qualified Stock Option Plan, both on Form S-8, with the Securities and Exchange Commission. A total of 2,000,000 shares of Common Stock were registered under each plan.

The Registrant has granted under the 1996 Nonqualifying Stock Option Plan 308,000 stock options, in the aggregate, to certain consultants of the Company in lieu of cash payment for services. None of these consultants were Officers, Directors, or affiliates of the Registrant at the date of such grant and, with the exception of Mr. Bellman, none are Officers, Directors, or affiliates of the Registrant as of the date hereof. As of the date hereof, all of the aforementioned 308,000 options have been exercised.

The following table sets forth the aggregate option/SAR grants made by the Registrant to current Officers during the past fiscal year. All such grants were made from the Registrant's above-mentioned 1996 Qualified Stock Option Plan (with the exception of the grant to Michael J. Bellman, as described below). As of September 30, 1996, the Registrant had granted a total of 1,000,000 options from its 1996 Qualified Stock Option Plan. As of the date hereof, none of the aforementioned 1,000,000 options have been exercised.


                    Option/SAR Grants in Last Fiscal Year
                              Individual Grants

(a)                 (b)            (c)            (d)            (e)
                    Number of
                    Securities     % of Total
                    Underlying     Options/SARs
                    Options/       Granted to     Exercise or
                    SARs           Employees in   Base Price     Expiration
Name                Granted (#)    Fiscal Year     ($/Sh)        Date

Mel B. Greenspoon   0/0            n/a            n/a            n/a

Allan Greenspoon    500,000/0      49.85%         $0.75          01/24/2006

Lee. A. Greenspoon  500,000/0      49.85%         $0.75          01/24/2006

Michael J. Bellman(1) 3,000/0       0.3%          $0.75          Exercised

Notes:
(1) Prior to his appointment as an Officer of the Registrant on December 2, 1996, Mr. Bellman provided certain consulting services to the Company. On

April 17, 1996, the Registrant granted to Mr. Bellman, pursuant to its 1996 Nonqualifying Stock Option Plan, options to acquire 3,000 shares of Common Stock of the Registrant at an exercise price of $0.75 each. On December 2, 1996, the Registrant granted to Mr. Bellman pursuant to its 1996 Qualified Stock Option Plan, options to acquire 250,000 shares of Common Stock at an exercise price of $0.50 each. Such options may be exercised by Mr. Bellman at any time and from time to time from June 3, 1997 to January 24, 2006.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE
TABLE

The following table sets forth the aggregated option/SAR exercises made by Officers of the Registrant during the past fiscal year.



     Aggregated Option/SAR Exercises and FY-End Option/SAR Values

(a)                 (b)            (c)            (d)            (e)
                                             Number of
                                             Securities     Value of
                                             Underlying     Unexercised
                                             Unexercised    In-the-Money
                                             Options/SARs   Options/SARs at
                                             at FY-End (#)  FY-End ($)
                    Shares
                 Acquired on       Value     Exercisable/   Exercisable/
Name              Exercise        Realized   Unexercisable  Unexercisable

Mel B. Greenspoon   n/a            n/a       0/0            0/0

Allan Greenspoon    n/a            n/a       500,000/0      0/0

Lee A. Greenspoon   n/a            n/a       500,000/0      0/0

On December 2, 1996, the Registrant granted to Michael J. Bellman, pursuant to its 1996 Qualified Stock Option Plan, options to acquire 250,000 shares of Common Stock at an exercise price of $0.50 each. Such options may be exercised by Mr. Bellman at any time and from time to time from June 3, 1997 to January 24, 2006.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

There are no long-term incentive plans of the Company.

As indicated previously in this Item, on October 24, 1995, the Registrant filed an S-8 Registration Statement registering the issuance of 100,000 shares of its Common Stock to certain consultants for services to be rendered.

Also, as indicated previously in this Item, on January 24, 1996, the Registrant filed two S-8 Registration Statements, one to register its 1996 Nonqualifying Stock Option Plan and the other to register its 1996 Qualified Stock Option Plan, both of which are incorporated herein by reference. The Registrant registered 2,000,000 shares of its Common Stock under each plan.

COMPENSATION OF DIRECTORS

No compensation has been paid or is payable to the Directors of the Registrant in their capacity as such.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no employment contracts between the Registrant and any of its Directors or Officers.

There are no compensatory plans or arrangements, including payments to be received from the Registrant, with respect to any person named in the Summary Compensation Table of this Item, which would in any way result in payments to such person because of his or her resignation, retirement or other termination of such person's employment with the Company, or any change in control of the Registrant, or a change in the person's responsibilities following a change in control of the Registrant.

REPORT ON REPRICING OF OPTIONS/SARS

None.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the shareholdings of the Registrant's present Officers and Directors and those persons known to management who beneficially own more than 5% of the Registrant's Common Stock as of December 23, 1996.


(1)       (2)                      (3)                 (4)
Title of  Name and Address of      Amount and          Percent of Class
Class     Beneficial Owner         Nature of
                                   Beneficial Owner

Common    Mel B. Greenspoon
 Stock    85 Skymark Drive,
          Suite 1703, North
          York, Ontario,
          Canada, M2H 3P2               1,110,332      21.6%

Common    Allan Greenspoon(1)
 Stock    50 Renaissance Court
          Thornhill, Ontario,
          Canada, L4J 7W4               1,110,332      21.6%

Common    Lee A. Greenspoon(2)
 Stock    11 Wetherby Circle
          Thornhill, Ontario,
          Canada, L3T 7R8                 457,869       8.9%

Common    Darryl R. Lustig
 Stock    55 Oakwood Road
          Lake Zurich, Illinois                 0       0

Common    Michael J. Bellman(3)
 Stock    128 Clansman Blvd.
          North York, Ontario,
          Canada, M2H 1Y1                 100,000       1.9%

Common    Avi S. Greenspoon
 Stock    3 Wetherby Circle
          Thornhill, Ontario,
          Canada, L3T 7R8                 572,336      11.1%

Common    Toddington Investments Ltd.(4)
 Stock    P.O. Box 260
          Providenciales, Turks and
          Caicos Islands, British
          West Indies;
          I.M.M. Management Ltd.
          P.O. Box 260
          Providenciales, Turks and
          Caicos Islands, British
          West Indies; and
          Anicorp Ltd.
          P.O. Box 260
          Providenciales, Turks and
          Caicos Islands, British
          West Indies                    400,000      7.8%

Notes:
(1) Mr. Allan Greenspoon also holds options to acquire an additional 500,000 shares of Common Stock exerciseable at any time and from time to time until January 24, 2006.
(2) Mr. Lee A. Greenspoon also holds options to acquire an additional 500,000 shares of Common Stock exerciseable at any time and from time to time until January 24, 2006.
(3) Mr. Michael J. Bellman also holds options to acquire an additional 250,000 shares of Common Stock exerciseable at any time and from time to time from June 3, 1997 until January 24, 2006.
(4) This information is derived solely from the Schedule 13D of Toddington Investments Ltd., dated March 4, 1996, filed with the Securities and Exchange Commission. Management of the Company has no further information concerning the relationship among Toddington Investments Ltd., I.M.M. Management Ltd., and Anicorp Ltd.

The Officers and Directors of the Registrant collectively as a group own an aggregate of 3,350,869 shares of Common Stock, representing approximately 65% of the issued and outstanding Common Stock of the Registrant, on an undiluted basis and, collectively as a group, hold options to acquire 1,250,000 shares of Common Stock of the Registrant.

CHANGES IN CONTROL

To the knowledge of management of the Company, there are no present arrangements or pledges of the Registrant's securities which may result in a change of control.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) On January 19, 1996, the Registrant exchanged 3,735,000 shares of its Common Stock, pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, for 100% of the issued and outstanding stock of Windsor. At all material times from incorporation to the date of acquisition as aforesaid, Messrs. Mel B. Greenspoon, Allan Greenspoon, Lee
A. Greenspoon, Avi Greenspoon, and Michael J. Bellman held approximately 90% of the outstanding stock in the capital of Windsor. Please see Item 1 for further information.

(b) As payment for certain consulting and advisory services rendered in connection with the acquisition of Windsor, on January 24, 1996, the Registrant granted to Suncastle Developments Corporation ("Suncastle") an aggregate of 200,000 options at an exercise price of $0.0001 each, pursuant to the Registrant's 1996 Nonqualifying Stock Option Plan. On the same day, Suncastle exercised all of the foregoing options and acquired 200,000 shares of the Registrant's Common Stock.

(c) The Novatone Agreement, including the Novatone License, was assigned to Windsor by MG, In Trust. MG, In Trust held the Novatone License in trust for Javlee. Javlee is controlled by Mel B. Greenspoon who is Chairman, Chief Executive Officer, and a Director of the Registrant. In connection with this assignment, Windsor issued to Javlee the Javlee Note. Please see
Item 1 for further information.

(d) Windsor borrowed $50,000 from Mel B. Greenspoon. In consideration of such loan, on January 17, 1996, Windsor issued to Mr. Greenspoon an unsecured term note in the principal amount of $50,000, payable on January 17, 1997 (the "Mel Greenspoon Note"). The Mel Greenspoon Note bears interest at a variable rate as charged by a Canadian chartered bank, for United States dollar loans. A copy of the Mel Greenspoon Note is attached hereto as Exhibit 10.13. Mr. Greenspoon is Chairman, Chief Executive Officer, and a Director of the Registrant.

(e) In consideration of providing the introduction of management of the Company to Startech, and upon execution of the PWC Joint Venture Agreement, the Registrant issued 400,000 shares of Common Stock pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, to Toddington Investments Ltd. Please see Item 1 for further information.

TRANSACTIONS WITH PROMOTERS

None.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS ON FORM 8-K

No report on Form 8-K was filed by the Registrant during the last quarter of its most recent fiscal year.

EXHIBITS

Exhibit No.    Description

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 1994).

3.2 Articles of Amendment to the Articles of Incorporation of the Registrant, filed on November 2, 1987 (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 1994).

3.3 Articles of Amendment to the Articles of Incorporation of the Registrant, filed on April 2, 1990 (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 1994).

3.4            By-laws of the Registrant (incorporated by reference to
                    Exhibit 3.4 to the Registrant's Form 10-KSB Annual Report for the fiscal year ended September 30, 1994).


3.5            Amended by-laws of the Registrant.

10.1           1996 Nonqualifying Stock Option Plan (incorporated by
             reference to Exhibit 10.1 to the Registrant's Registration
            Statement on Form S-8 dated January 24, 1996.

10.2           1996 Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated January 24, 1996.

10.3           U.S. Novacrete License Agreement dated July 31, 1996 between
              Globesat Infrastructure Technologies Corp. and BGS
            Promotions Inc.

10.4           U.S. Novacrete Supply Agreement dated July 31, 1996
             between Globesat Infrastructure Technologies Corp.,
           Stratford Acquisition Corp. and Supercrete N/A Limited.

10.5           Latin American Novacrete License Agreement dated July 31,
             1996 between Globesat Infrastructure Technologies Corp., Stratford Acquisition Corp. and Supercrete N/A Limited.

10.6           Consulting Agreement dated February 19, 1996 between the
             Registrant and Herb Adams

10.7           Consulting Agreement dated February 19, 1996 between the
             Registrant and Toddington Investments Ltd.

10.8           PWC Joint Venture Agreement dated February 19, 1996 between the Registrant and Startech Environmental Corp.

10.9           Novatone Agreement dated November 17, 1995 between LA-NUR
             Inc. and Nicholas Plessas, in Trust.

10.10          First Novatone Assignment Agreement dated November 30,
             1995 between LA-NUR Inc., Nicholas Plessas, in Trust and Mel
            Greenspoon, in Trust.

10.11          Second Novatone Assignment Agreement dated January 17, 1996 between LA-NUR Inc., Mel Greenspoon, in Trust and Windsor Acquisition Corp.

10.12          Javlee Note dated January 17, 1996 in the principal amount of $75,000.

10.13          Mel Greenspoon Note dated January 17, 1996 in the principal amount of $50,000.

21             List of Subsidiaries.

27             Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of December, 1996.

                              GLOBESAT HOLDING CORP.
                              (Registrant)

                              BY: /s/ Mel B. Greenspoon
                                      Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as follows:

SIGNATURES               TITLE                         DATE

/s/ Mel B. Greenspoon    Member of the Board of        12/27/96
                         Directors, Chairman and
                         Chief Executive Officer

/s/ Lee A. Greenspoon    Member of the Board of        12/27/96
                         Directors, President and
                         Chief Operating Officer

/s/ Allan Greenspoon     Member of the Board of        12/27/96
                         Directors and Chief
                         Financial Officer