Form 10QSB
period 1996-12-31
GLOBESAT HOLDING CORP
filed 1997-02-18
CIK 836868

U.S. Securities & Exchange Commission
Washington, D.C. 20549


Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

     Commission File No. 0-17322

     Globesat Holding Corp.
     (Name of Small Business Issuer in its Charter)

Utah                               87-0365154
(State or Other Jurisdiction of    (I.R.S. Employer I.D. No.)
Incorporation or Organization)


85 Skymark Drive, Suite 1703
Toronto, Canada M2H 3P2
(Address of Principal Executive Offices)

Issuer's Telephone Number: (416) 494-2013

Indicate by check mark whether the Registrant(1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X]  No [ ]    (2) Yes [X] No [ ]APPLICABLE ONLY TO ISSUERS INVOLVED
IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 12, 1997
Common Voting Stock - 5,143,676

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared in-house based on figures provided by management, and commence on the following pages, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                    GLOBESAT HOLDING CORP.
          Consolidated Balance Sheets -Unaudited-
          December 31, 1996 & September 30, 1996

                                   December       September
                                   31, 1996       30, 1996
                    ASSETS

Current Assets
 Cash                              $  9,859       $  14,744
 Inventory                            4,712           4,712
Total Current Assets                 14,571          19,456

Property and Equipment
 Office Equipment                     3,654           3,864

Other Assets
 Novatone License                    65,000          67,500
 Novacrete License                    2,925           3,000
Total Other Assets                   67,925          70,500

Total Assets                       $ 86,150       $  93,820

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                  $103,950       $  75,853
 Franchise Tax Payable                  300             300
 Accrued Interest Payable            11,869           8,744
 Notes Payable                      125,000         125,000
Total Current Liabilities           241,119         209,897

Stockholders' Equity
 Common Stock, $0.01 Par Value,
 15,000,000 Shares Authorized
 5,143,676 Shares Issued and
 Outstanding Retro-Actively
 Restated                           51,437           51,437
 Additional Paid-In Capital      3,288,216        3,288,216
 Accumulated Deficit            (3,494,622)      (3,455,730)
Total Stockholders' Equity        (154,969)        (116,077)

Total Liabilities and
 Stockholders' Equity              $ 86,150       $ 93,820

                    GLOBESAT HOLDING CORP.
     Consolidated Statements of Operations -Unaudited-
          December 31, 1996 & December 31, 1995

                                   December       December
                                   31, 1996       31 1995

Revenues                           $      0       $      0

Expenses
 Professional Fees                    1,628         32,935
 General & Administrative             6,354            424
 Interest                             3,125              0
 Depreciation                           210              0
 Amortization                         2,575              0
 Royalties                           25,000              0

Total Expenses                       38,892         33,359

Net Loss from Operations           $(38,892)      $(33,359)

Per Share Data

     Net Loss                          (.01)          (.11)
     Weighted Average Common
      Shares Outstanding           5,143,676        300,000

                    GLOBESAT HOLDING CORP.
     Consolidated Statements of Cash Flows -Unaudited-
          December 31, 1996 & December 31, 1995

                                   December       December
                                   31, 1996       31 1995

Cash Flows from Operating Activities

 Net Income (Loss)                 $ (38,892)     $ (33,359)
 Adjustments to Reconcile
  Net (Loss) to Net Cash
 (Used In) Operating Activities:
   Amortization                        2,575               0
   Depreciation                          210               0
 Changes in Operating Assets and
 Liabilities
  (Decrease) Increase in Accounts
    Payable                           28,097           6,079
  Increase in Accrued Interest         3,125               0
Net Cash (Used In) Operating
 Activities                           (4,885)          (378)

Cash Flows from Investing
 Activities                                0               0

Cash Flows from Financing
 Activities                                0               0

Net (Decrease) in Cash                (4,885)          (378)

Cash at Begining of Year              14,744           6,457

Cash at End of Year                $   9,859      $    6,079

                      GLOBESAT HOLDING CORP.
                 NOTES TO FINANCIAL STATEMENTS


NOTE #1 - Statement Preparation

The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 10-KSB Report.

NOTE #2 - Novatone License

Pursuant to the terms of an agreement between the Company and LA-NUR Inc. "LA-NUR"), the Company is obligated to pay to LA-NUR a minimum annual royalty payment of $100,000 for the calendar year
1996. To date, no funds have been advanced by the Company in connection with this obligation. The Company has accrued $100,000 for the minimum royalty due for 1996 as an accounts payable.
Currently, the Company seeks to modify the terms of the agreement with LA-NUR to nullify or vary the minimum royalty amount due, but the outcome of these negotiations is unknown at the date of this report.

NOTE #3 - Notes Payable

The Company has issued two notes payable, in the principal amount of $50,000 and $75,000, respectively, to a shareholder of the Company. Each note bears interst at a variable interest rate as charged by The Bank of Nova Scotia, in Canada. Both notes were due on January 17, 1997. To date, the Company has made no payments of principal or interest in connection with these notes. The Company has accrued an aggregate of $11,869 in interest. Currently, the Company seeks to modify the terms of the notes to, among other things, extend the term of the notes, but the outcome of these negotiations is unknown at the date of this report.

Note #4 - Subsequent Events

The Company is currently making presentations to various venture capital sources and others to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its products or technologies. The need for sustained funding of the Company's production and distribution programs drives the Company's efforts to raise additional capital from investors. The Company intends to privately place debt or equity securities over the next twelve months. The majority of such funding will be utilized to provide working capital and to repay certain indebtedness of the Company.


Item 2.   Management's Discussion And Analysis or Plan of
Operation.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto contained in Item 1.

PLAN OF OPERATION

During the three month period ended December 31, 1996, and for the fiscal year which ended September 30, 1996, the Company has had no revenue and has not attempted to market or produce any of its products. Operations during the past fiscal year have consisted principally of the acquisition of development stage envirostructure related products and technologies.

In or about June 1993, the Registrant ceased material business operations. The Registrant's activities from approximately June 1993 to December 1995 consisted primarily of investigating possible business opportunities attractive to the Registrant.

On January 19, 1996 the Registrant completed a reverse take-over, wherein all the shares of Windsor Acquisition Corp. were exchanged one-for-one for shares of the Registrant's Common Stock, for majority control of the Registrant.

     Capital Resources and Liquidity

The Company is currently making presentations to various venture capital sources and others to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its products or technologies. The need for sustained funding of the Company's production and distribution programs drives the Company's efforts to raise additional capital from investors. The Company intends to privately place debt or equity securities over the next 12 months. It is anticipated that the majority of such funding will be utilized to provide working capital and to repay certain indebtedness of the Company.

The Company has no significant commitments for equipment purchases, product manufacturing or marketing efforts at present.
The Company is currently utilizing office facilities provided by a shareholder at no charge to the Company.

The Company has no bank lines of credit or other commercial financing sources at present and does not expect to obtain any in the near future. It is not known whether additional funds could be borrowed from stockholders or other sources and such is not contemplated by management of the Company at the present time.

Management of the Company believes that the Company's products and technologies are sufficiently developed to facilitate the acquisition of funds needed for continued operations from the sale of debt or equity securities to investors as aforesaid.

Results of Operations

The Company discontinued its operations in approximately June, 1993. Is sustained a net loss of $38,892 for the three months ended December 31, 1996.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None, not applicable.

Item 2.   Changes in Securities

None, not applicable

Item 3.
Defaults Upon Senior Securities

The Company has issued two notes payable, in the principal amount of $50,000 and $75,000, respectively, to a shareholder of the Company. Each note bears interst at a variable interest rate as charged by The Bank of Nova Scotia, in Canada. Both notes were due on January 17, 1997. To date, the Company has made no payments of principal or interest in connection with these notes. The Company has accrued an aggregate of $11,869 in interest. Currently, the Company seeks to modify the terms of the notes to, among other things, extend the term of the notes, but the outcome of these negotiations is unknown at the date of this report.

Item 4.   Submission of Matters to a Vote of Security Holders

None, not applicable

Item 5.   Other Information

None, not applicable

Item 6.   Exhibits and Reports on Form 8-K

(A)  Exhibits

     None

(B)  Reports on Form 8-K

     None

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GLOBESAT HOLDING CORP.


Date: February 12, 1997       By:  /s/ Mel B. Greenspoon
                                       Chairman and Chief Executive
                                       Officer

Date: February 12, 1997       By:  /s/ Lee A. Greenspoon
                                       President and Chief Operating Officer