Form 10QSB
period 1997-03-31
GLOBESAT HOLDING CORP
filed 1997-06-10
CIK 836868

U.S. Securities & Exchange Commission
Washington, D.C. 20549


Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

(1) Yes [X]  No [ ]            (2) Yes [X] No [ ]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 14, 1997
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


GLOBESAT HOLDING CORP.
Consolidated Balance Sheets -Unaudited-
March 31, 1997 & September 30, 1996
                             March 		   September
                            31, 1997		  30, 1996
ASSETS
Current Assets
 Cash						                $  2,888	    $  14,744
 Inventory					               4,712		       4,712
Total Current Assets			       7,600		      19,456

Property and Equipment
 Office Equipment				         3,444		       3,864

Other Assets
 Novatone License				        62,500		      67,500
 Novacrete License				        2,850		       3,000
Total Other Assets				       65,350		      70,500

Total Assets					          $ 76,394		   $  93,820

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Royalties Payable				     $150,000	    $  75,000
 Accounts Payable				         1,389		         853
 Franchise Tax Payable 			      300		         300
 Accrued Interest Payable		  15,291		       8,744
 Notes Payable					         125,000		     125,000
Total Current Liabilities	  288,855    	  209,897

Stockholders' Equity
 Common Stock, $0.01 Par Value,
 15,000,000 Shares Authorized
 5,143,676 Shares Issued and
 Outstanding Retro-Actively
 Restated						              51,437		      51,437
 Additional Paid-In Capital 3,288,216		 3,288,216
 Accumulated Deficit		     (3,555,238) (3,455,730)
Total Stockholders' Equity   (215,585)   (116,077)

Total Liabilities and
 Stockholders' Equity			     $ 76,394		  $ 93,820

GLOBESAT HOLDING CORP.
Consolidated Statements of Operations -Unaudited-
March 31, 1997 & March 31, 1996
                         For the Six		             For the Three
                         Months Period Ended       Months Period Ended
                          March		    March	        March	       March
                         31, 1997	  31, 1996       31, 1997 	   31, 1996

Revenues			                  $	 0		     $	 0 	         $	 0	        $	 0

Expenses
 Professional Fees	        1,809		    85,303	           181	      52,368
 General &
  Administrative	         10,922	     68,001	         4,568	      67,577
 Interest			               6,907	  	       0	         3,782	           0
 Depreciation		              420			        0	           210		          0
 Amortization		            5,150	   	      0	         2,575	           0
 Royalties		              75,000		         0	        50,000	           0
 Expense Recovery	          (700) 		    (700)
Total Expenses		          99,508		   153,304         60,616	     119,945

Net Loss from
  Operations	           (99,508)	   (153,304)       (61,316)    (119,945)

Per Share Data

Net Loss		                (0.02)		     (0.06)	        (0.01)       (0.01)
Weighted
      Average Common
      Shares
      Outstanding     5,143,676       300,000     5,143,676       300,000

GLOBESAT HOLDING CORP.
Consolidated Statements of Cash Flows -Unaudited-
Six Months Ended March 31, 1997 & March 31, 1996
                                             March		             March
                                          31, 1997		           31, 1996
Cash Flows from Operating Activities

 Net Income (Loss)				                 $  (99,508)	          $ (153,304)
 Adjustments to Reconcile
  Net (Loss) to Net Cash
 (Used In) Operating Activities:
   Increase in Inventory			                     0                (4,712)
Non Cash Expenses                               0                34,827
   Amortization				                         5,150                     0
   Depreciation				                           420                     0
 Changes in Operating Assets and
 Liabilities
  Increase in Accounts Payable	               536                15,637
    Payable
  Increase in Accrued Interest              6,547                     0
  Increase in Royalties Payable            75,000                     0
Net Cash (Used In) Operating
 Activities					                          (11,855)             (107,552)

Cash Flows from Investing
 Activities
   Purchase of Novatone License                                 (75,000)

Cash Flows from Financing
 Activities
   Increase in Notes Payable                                    125,000
   Increase in Capital Stock                                     94,154

Net Cash Provided from Financing
 Activities    				    		                     0	                219,134

Net Increase (Decrease) in Cash         (11,855)                 35,582

Cash at Beginning of Year		              14,744     	             6,457

Cash at End of Period				                 2,888	                 43,039
Note: Numbers may not add due to rounding.

GLOBESAT HOLDING CORP.
NOTES TO FINANCIAL STATEMENTS


NOTE #1 - Statement Preparation

The Registrant has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's 1996 10-KSB Report.

NOTE #2 - Novatone License

Pursuant to the terms of an agreement between Windsor Acquisition Corp. ("Windsor"), a wholly-owned subsidiary of the Registrant, and LA-NUR Inc. ("LA-NUR"), Windsor is obligated to pay to LA-NUR a minimum annual royalty payment of $100,000 for the calendar year 1996 and $200,000 for the calendar year 1997. To date, no funds have been advanced by Windsor in connection with this obligation. Currently, Windsor seeks to modify the terms of the agreement with LA-NUR to nullify or vary the minimum royalty amount.

NOTE #3 - Notes Payable

Windsor has issued two notes payable, in the principal amount of $50,000 and $75,000, respectively, to a shareholder of the Registrant. Each note bears interest at a variable interest rate as charged by The Bank of Nova Scotia, in Canada. Both notes were due on January 17, 1997. To date, Windsor has made no payments of principal or interest in connection with these notes. Windsor has accrued an aggregate of $15,291 in interest. Currently, the Registrant seeks to modify the terms of the notes to, among other is report.

Item 2.   Management's Discussion And Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Registrant and notes thereto contained in Item 1 as well as the Registrant's 1996 10-KSB Report.

PLAN OF OPERATION

During the six month period ended March 31, 1997, and for the fiscal year which ended September 30, 1996, the Registrant has had no revenue and has not attempted to market or produce any of its products. Operations during the past fiscal year have consisted principally of the acquisition of development stage envirostructure related products and technologies. To date, the development of these products and technologies has not proceeded as expected by management and the Registrant lacks sufficient financial resources. Financing for the Registrant's business activities have, to date, been unsuccessful.

Management has determined that it is in the best interest of the Registrant and its shareholders to seek out other business opportunities. The Registrant is currently considering a number of proposals which could result in a change of control of the Registrant in addition to a change in the business of the Registrant.

Consumer Products

As at March 31, 1997, Windsor Acquisition Corp. ("Windsor") had debts outstanding in excess of $290,000. Windsor holds an exclusive global license to market and distribute a cosmetic product known as the Novatone Facial
Toner (the "Novatone"). Prior to marketing the Novatone in the United States, approval must be obtained from the United States Food and Drug Administration (the "FDA"). The Registrant has submitted an application to the FDA in order to seek such approval. To date, FDA approval has not been recieved and their is no gurantess that such approval will be received. The Registrant lacks the financial resources to continue to retain legal counsel to prepare the necessary filings and respond to requests for information from the FDA.

Cementitious Products

Globesat Infrastructure Technologies ("Globesat I.T.") holds certain distribution rights to a certain technology and an additive for enhancing cementitious products (hereinafter referred to as "Novacrete").
Novacrete is marketed and is to be manufactured by Stratford Acquisition Corp. ("Stratford"), a Minnesota company based in Burlington, Ontario, Canada. Stratford granted to Globesat I.T. exclusive distribution rights to Novacrete in Mexico, Chile and Argentina.

Globesat I.T.'s also obtained rights to distribute Novacrete in the United States by way of an assignment of such rights by BGS Promotions Inc. ("BGS"). In consideration of its assignment of Novacrete rights, an aggregate sum of $1,000,000 over a period of five years is required to be paid to BGS by Globesat I.T. The first payment is due on July 31, 1997.

To date, to the best of the Registrant's knowledge, Stratford has not manufactured any Novacrete in commercial volumes for distribution in any jurisdiction as contemplated in the above noted agreements. In addition, Stratford has advised Globesat I.T. that it does not intend to honor Globesat I.T.'s distribution rights and that it regards BGS as never having had rights to assign to Globesat I.T. Management of the Registrant is confident that Stratford does not have valid grounds upon which to terminate these agreements. Management has attempted to resolve this dispute with management of Stratford, but, to date, such efforts have been unsuccessful. Management recognizes that the ability of Globesat I.T. to successfully distribute Novacrete will depend, to the greatest extent, upon the assistance and cooperation of Stratford. As at the date hereof, management is not confident that Stratford will manufacture Novacrete in a timely manner or that Globesat I.T.'s disputes with Stratford will be resolved in a timely manner.
II

In light of the foregoing, management has commenced discussions with BGS in an effort to amend the agreement with BGS.

Waste to Commodity Technologies

The Registrant entered into a joint venture agreement with Startech Environmental Corp. ("Startech"), a Colorado company based in Wilton, Connecticut on February 19, 1996. Since that time, the Registrant has had limited dealings with Startech in respect of the implementation of this joint venture. Management believes it to be unlikely that this joint venture will be implemented, as the Registrant lacks sufficient financial resources to satisfy its commitments to finance the joint venture company at this time. The agreement with Startech provides that neither company shall have any recourse against the other in the event that the joint venture is not implemented, regardless of the reason for such non-implementation.

Results of Operations

The Company discontinued its operations in approximately June, 1993.
It sustained a net loss of $99,508 for the six months ended March 31, 1997.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None, not applicable.

Item 2.	Changes in Securities

None, not applicable

Item 3. 	Defaults Upon Senior Securities

The Company has issued two notes payable, in the principal amount of $50,000 and $75,000, respectively, to a shareholder of the Company. Each note bears interest at a variable interest rate as charged by The Bank of Nova Scotia, in Canada. Both notes were due on January 17, 1997. To date, the Company has made no payments of principal or interest in connection with these notes. The Company has accrued an aggregate of $15,291 in interest. Currently, the Company is seeking to modify the terms of the notes.

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

GLOBESAT HOLDING CORP.


Date: May 14, 1997		By:	/s/ Mel B. Greenspoon
                            Chairman and Chief Executive
                            Officer

Date: May 14, 1997		By:	/s/ Lee A. Greenspoon
                            President and Chief Operating
                            Officer