Form 10QSB
period 1997-06-30
GLOBESAT HOLDING CORP
filed 1997-09-05
CIK 836868

U.S. Securities & Exchange Commission
                     Washington, D.C. 20549


                          Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                          Sept 2, 1997
                Common Voting Stock - 11,565,676


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


                     GLOBESAT HOLDING CORP.
            Consolidated Balance Sheets - Unaudited
         June 30, 1997 (Unaudited) & September 30, 1996


                                    June 30,1997        Sept. 30, 1996

ASSETS
Current Assets
   Cash                                   $1,234                $14,744
   Bank Performance Guarantee            535,300                      -
   Inventory                                   -                  4,712
   Notes Receivable                       22,000                      -
   Accrued Interest Receivable               193                      -
                                        ________                 _______
Total Current Assets                    $558,727                 $19,456

Property and Equipment
   Office Equipment                        3,234                   3,864

Other Assets
   Licenses                                    -                  70,500
   Investment in IMS                      60,720                       -
                                          ______                  ______
Total Other Assets                        60,720                  70,500
                                        ________                  _______
Total Assets                            $622,681                  $93,820
                                        ========                  =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Royalties Payable                          $0                  $75,000
   Accounts Payable                          423                      853
   Management Fees Payable                 2,500                        -
   Franchise Tax Payable                     300                      300
   Accrued Interest Payable                4,180                    8,744
   Notes Payable                         557,300                  125,000
                                        ________                 ________
Total Current Liabilities               $564,703                 $209,897

Stockholders' Equity
  Common Stock, $0.01 Par Value,
  15,000,000 Shares Authorized
  11,565,676 Shares Issued and
  Outstanding Retro-Actively Restated   $115,657                  $51,437
  Additional Paid-In Capital           3,289,216                3,288,216
  Accumulated Defect                  (3,346,895)              (3,455,730)
                                      __________                __________
Total Stockholders' Equity               $57,978                ($116,077)
                                        ________                  _______
Total Liab. and Stockholders' Equity    $622,681                  $93,820
                                        ========                  =======

                     See Accompanying Notes


                     GLOBESAT HOLDING CORP.
       Consolidated Statements of Operations - Unaudited
                 June 30, 1997 & June 30, 1996

                        For the Nine                    For the Three
                        Months Period Ended             Months Period Ended
                            June            June          June         June
                            30,1997         30,1996       30,1997      30,1996
Revenues
 Interest                      $193              $0          $193           $0
                               ____              __          ___            __
Total Revenues                 $193              $0          $193           $0

Expenses
Bad Debt                         $0              $0            $0           $0
Professional Fees             1,809               -             -            -
G&A                          10,911          57,947           689        4,643
Interest                     11,087               -         4,180            -
Management Fees Payable       2,500               -         2,500            -
Depreciation                    630               -           210            -
Amortization                  5,150               -             -            -
Royalties                    75,000               -             -            -
Finders Fees                  7,500               -         7,500            -
                           ________        ________       _______       ______
Total Expenses             $114,587        $157,947       $15,079       $4,643
                           _________       _________      ________      _______
Net Loss from Operations   (114,394)       (157,947)      (14,886)      (4,643)

Other Income                $223,229             $0      $223,229            $0
                            ________      _________      ________       _______
Net Income (Loss)           $108,835      ($157,947)     $208,343       ($4,643)

Per Share Data
Net Income (Loss)              $0.02         ($0.03)        $0.04        ($0.00)

Weighted Average Common
   Shares Outstanding      5,495,245      4,843,000     5,495,245     4,843,000





                     See Accompanying Notes


                     GLOBESAT HOLDING CORP.
      Consolidated Statements of Cash Flows   Unaudited
                 June 30, 1997 & June 30, 1996
                                                     June          June
                                                     30, 1997      30, 1996

Cash Flows from Operating Activities
Net Income (Loss)                                   $108,835       ($157,947)
Adjustments to Reconcile Net Income (Loss)
   to Net Cash Provided by Operating Activities:
     Depreciation                                        630               -
     Non Cash Income from Debt Forgiveness          (223,229)              -
     Asset Disposal from Debt Forgiveness             86,695               -
     Non Cash Expenses                                 7,500          34,827
     Rounding Differential                                 2             (21)
     Increase (Decrease) in Inventory                      -          (4,712)
     (Increase) Decrease in Accounts Receivable            -               -
     Increase (Decrease) in AP and Accrued Expenses    6,250             419
     Increase in Notes Receivable                    (22,000)              -
     Increase in Accrued Interest Receivable            (193)              -
                                                    ________       _________
Cash Flows from Operating Activities                ($35,510)      ($127,434)

Cash Flows from Investing Activities
Purchase of Equipment                                     $0         ($4,214)
Purchase of License                                        -         (75,000)
                                                      ______        _________
Net Cash Used by Investing Activities                     $0        ($79,214)

Cash Flows from Financing Activities
Increase in Bank Performance Guarantee             ($535,300)              $0
Increase in Notes Payable                            557,300          125,000
Increase in Capital Stock                                  -           96,404
Net Cash Provided by Financing Activities            $22,000         $221,404
                                                    ________          ______
Net Increase (Decrease) in Cash                     ($13,510)         $14,756

Cash at Beginning of Period                           14,744            6,457
                                                      ______          _______
Cash at End of Period                                 $1,234          $21,213



                     See Accompanying Notes


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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's September 30, 1996 10-KSB Report and June 27, 1997 Form 8K.

NOTE #2   Current Events

Effective June 11, 1997, the Registrant completed a transaction whereby the Registrant acquired all the issued and outstanding shares of International Monetary Services Inc. ("IMS"). In consideration of the foregoing, the Registrant issued 6,072,000 shares of its common stock to shareholders of IMS and also issued 750,000 shares of common stock as a finder's fee.

Pursuant to the acquisition of IMS, the Registrant sold its entire shareholdings of its two wholly owned subsidiaries, Windsor Acquisition Corp. ("Windsor") and Globesat Infrastructure Technologies Corp. ("Globesat I.T."). At the time of the sale, Windsor had notes payable of $125,000, royalties payable of $150,000, accrued interest payable of $15,291, the Novatone license valued at $62,500 and inventory of $4,712. In connection with the sale of the Registrant's shareholdings of Windsor, all assets and liabilities of Windsor are no longer reflected in the consolidated financial statements of the Registrant.

With respect to the sale of Globesat I.T., 300,000 shares were returned to the treasury of the Registrant. In connection with the sale of the Registrant's shareholdings of Globesat I.T., all assets and liabilities of Globesat I.T. are no longer reflected in the consolidated financial statements of the Registrant.

NOTE #3   Debt Forgiveness

With respect to the sale of Windsor and Globesat I.T., the Company has recorded $223,229 as other revenue realized from the forgiveness of debt.

NOTE #4 - Notes Payable

IMS has issued two notes payable, in the principal amount of $535,300 and $22,000, respectively, to a former shareholder of IMS and current shareholder of the Registrant. Each note bears interest at a rate of 15% per annum. The $535,300 note is due on June 12, 1998 and the $22,000 note was due on July 9, 1997. IMS has made no payments of interest in connection with these notes and, as such has accrued interest of $4,180.

NOTE #5   Notes Receivable

IMS has a note receivable in the amount of $22,000 bearing an interest rate of 15% per annum with a maturity date of July 9, 1997. IMS has accrued interest receivable of $193 with respect to this note. To date, this note has not been repaid.

NOTE #6   Bank Performance Guarantee

A bank performance guarantee is in place for $535,300 with respect to certain precious metals contracts entered into by IMS.

NOTE #7   Management Agreement

The Registrant has entered into a long term management agreement with Lee A. Greenspoon which includes a first year base salary of $100,000 and a bonus representing 5% of earnings before interest and taxes. Mr. Greenspoon is an officer and director of the Registrant.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Registrant and notes thereto contained in Item 1 as well as the June 27, 1997 8K filed by the Registrant.

PLAN OF OPERATION

The Registrant, through its wholly-owned IMS subsidiary, is engaged in the business of purchasing precious metals bullion products (gold, silver, platinum, palladium, etc.) from a range of international sellers and mining institutions. Contract opportunities have been and are currently presented to IMS from a variety of international sources. Management of IMS is currently in the process of reviewing a range of contract opportunities involving the purchase of gold from mining institutions in several international jurisdictions.

Results of Operations

The Company discontinued its operations in approximately June 1993. The Company has realized a net income of $108,835 for the nine months ended June 30, 1997 entirely due to other income realized as a result of debt forgiveness.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None, not applicable.

Item 2.   Changes in Securities

None, not applicable.

Item 3.

Item 4.   Submission of Matters to a Vote of Security Holders

None, not applicable

Item 5.   Other Information

None, not applicable

Item 6.   Exhibits and Reports on Form 8-K

(A)  Exhibits

None

(B)  Reports on Form 8-K

June 27, 1997


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBESAT HOLDING CORP.


Date: September 2, 1997            By:     /s/ Lee A. Greenspoon
                                   President and Chief Executive Officer

Date: September 2, 1997            By:     /s/ Richard S. Schapler
                                   Director