Form 10KSB
period 1997-09-30
GLOBESAT HOLDING CORP
filed 1998-01-12
CIK 836868

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                          FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1997

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

5 Hazelton Avenue, 2nd Floor
Toronto, Ontario, Canada                                   M5R 2E1
(Address of principal executive offices)                   (Postal Code)

Issuer's telephone number: (416) 513-0191

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

     September 30, 1997 - $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

December 24, 1997: $129,531. There are 1,392,807 shares of Common Stock of the Registrant held by non-affiliates. This valuation is based upon the average bid price ($0.093) for shares of Common Stock of the Registrant on the OTC Bulletin Board on December 24, 1997.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

     Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding each of the Issuer's classes of common equity, as of the latest practicable date: December 24, 1997 - 11,565,676 shares of Common Stock.

              DOCUMENTS INCORPORATED BY REFERENCE

1. Form 8-K, dated March 7, 1995
2. Form 8-K dated January 30, 1996.
3. Form 8-K/A dated March 18, 1996.
4. Form 10-QSB for the period ending June 30, 1996.
5. Form 10-QSB for the period ending December 31, 1996
6. Form 10-QSB for the period ending March 31, 1997.
7. Form 8-K dated June 27, 1997.
8. Form 10-QSB for the period ending June 30, 1997.

Transitional Small Business Disclosure Format: Yes [ ]  No [x]

                               PART I

ITEM 1.   BUSINESS.

BACKGROUND

Globesat Holding Corp. (the "Registrant") was incorporated and organized under the laws of the State of Utah on November 20, 1980, under the name "Sure Investment Registrant". The Registrant was formed for the purpose of seeking an entity with ongoing business activity attractive to the Registrant. Over, approximately, the following 13 years, the Registrant carried on business activities in a number of areas including, among other things: the designing, developing, and manufacturing of satellites, rockets and other equipment for aerial and space operations; communications; image compression technologies; and designing, manufacturing, marketing and maintaining computer network performance monitoring equipment.

In or about June 1993, the Registrant ceased material business operations. From that time until December 1995, the Registrant's activities consisted primarily of investigating possible business opportunities attractive to the Registrant.

On January 19, 1996, the Registrant issued to the shareholders of Windsor Acquisition Corp. an aggregate of 3,735,000 shares of the Registrant's $0.01 par value Common Stock. At all material times from incorporation to the acquisition on January 19, 1996 as aforesaid, Messrs. Mel B. Greenspoon, Allan Greenspoon, Lee A. Greenspoon, Avi Greenspoon, and Michael J. Bellman held approximately
90% of the outstanding stock in the capital of Windsor. For further information with respect to this transaction, please see the Registrant's
Form 8-K, dated January 30, 1996, and the Registrant's Form 8-K/A, dated March 18, 1996, both of which are incorporated herein by reference.

Since January 19, 1996, the Registrant has been seeking acquisitions and investments in companies, products, inventions or technologies which may require further capital, additional management expertise, international marketing assistance, and/or strategic guidance. In all cases, the Registrant seeks out opportunities which have the potential to develop short term, positive cash flow, thereby contributing to acquisition and investment activities.

The Registrant was until recently focusing on two businesses: environmental infrastructure products and technologies, and consumer products. Each business was at an early development stage and the Registrant has not earned revenue from either one. As of June 11, 1997, the Registrant's financial resources were insufficient to continue to develop its businesses and the businesses were at a such a state that management deemed the discontinuation of such businesses would be in the best interest of the Registrant.

On June 11, 1997, the Registrant completed a transaction whereby the Registrant acquired all the issued and outstanding shares of International Monetary Services Inc. ("IMS"), a corporation organized under the laws of the Cayman Islands. In consideration of the foregoing, the Registrant issued 6,072,000 shares of its Common Stock. The Registrant also issued 750,000 shares to a third party as a finder's fee with respect to the acquisition of IMS. Contemporaneously with the acquisition of IMS, Mel B. Greenspoon and Allan Greenspoon resigned from the Board of Directors of the Registrant. Please see the Registrant's Form 8-K, dated June 27, 1997, which is incorporated herein by reference.

Pursuant to the acquisition of IMS on June 11, 1997, the Registrant entered into a share purchase agreement with Mel B. Greenspoon, who, at the time was Chairman and Chief Executive Officer of the Registrant, whereby the Registrant sold all its shares of its wholly-owned subsidiary, Windsor Acquisition Corp. ("Windsor"), to Mr. Greenspoon for $1.00. As at such date, Windsor had not earned any revenues since its incorporation, had outstanding accrued liabilities in excess of $300,000 (approximately half of which were owed to Mr. Greenspoon, directly and indirectly) and, in the view of management of the Registrant, had no prospects to earn any revenue in the foreseeable future. Windsor held an exclusive global license to market and distribute a cosmetic product known as the Novatone Facial Toner. Please see the Registrant's Form 8-K, dated June 27, 1997, which is incorporated herein by reference.

Also, on June 11, 1997, the Registrant entered into a share purchase agreement with Mel B. Greenspoon, whereby the Registrant sold all its shares of its wholly-owned subsidiary, Globesat Infrastructure Technologies Corp. ("Globesat I.T."), to Mr. Greenspoon for $1.00. As at such date, Globesat I.T. had not earned any revenues since its incorporation, held certain distribution rights which were being challenged by the ultimate holder of the underlying rights and, in the view of management of the Registrant, had no prospects to earn revenue in the foreseeable future. Please see the Registrant's Form 8-K, dated June 27, 1997, which is incorporated herein by reference.

The Registrant had also entered into a joint venture agreement with Startech Environmental Corp. ("Startech"), a Colorado company based in Wilton, Connecticut on February 19, 1996. Since that time, the Registrant has had limited dealings with Startech in respect of the implementation of this joint venture. In June of 1997, the Registrant and Startech mutually agreed to cease further negotiations, and as such, terminate any prospects for continuation of the joint venture relationship.

GENERAL

References to the "Registrant" and the "Company" herein include the Registrant and its wholly-owned subsidiaries, unless the context requires otherwise.

The Registrant, through its IMS subsidiary, is engaged in the business of purchasing precious metals bullion products (gold, silver, platinum, palladium, etc.) from a range of international sellers and mining institutions. Contract opportunities have been and are currently presented to IMS from a variety of international sources. Management of IMS is currently in the process of reviewing a range of contract opportunities involving the purchase of gold from mining institutions in several international jurisdictions.

The objective of the Registrant is to utilize the cash flow developed from the precious metals business to make acquisitions and investments in companies, products, inventions or technologies which may require further capital, additional management expertise, international marketing assistance, and/or strategic guidance is required.

The Registrant may seek to raise additional financing through the sale of debt or equity securities to investors by private placement in order to continue to develop and expand the business of IMS. There can be no assurance that the Registrant will be able to raise sufficient financing, on terms acceptable to management, to continue to develop its business.

As of September, 30, 1997, the Registrant had not earned any revenue through its IMS subsidiary.

EMPLOYEES

The Registrant is a development stage company and currently has no employees. Management of the Registrant expects to hire employees and consultants as necessary and as set out herein.

RISK FACTORS

In addition to the considerations and risk factors set forth elsewhere herein, the following should be considered:

Development Stage Company

The Registrant has limited assets and has had extremely limited revenue in each of its four most recent fiscal years and to the date hereof. The Registrant, in its present business, is in the development stage and is subject to all the risks inherent in the creation of a new business. In addition, the Registrant, in its present business, has no record of operations and there is nothing at this time upon which to base an assumption that the Registrant's plans will prove successful. The objectives, plans and strategies of the Registrant should be regarded as speculative due to the nature and present stage of the Registrant's businesses. The likelihood of success of the Registrant must be considered in light of the risks inherent in the initiation of the Registrant's businesses, such as costs, complications and delays. The Registrant may encounter unforeseen difficulties or delays in its operations and may sustain further operating losses.

Competition

The Registrant competes with other companies that have greater financial resources. The Company does not have a long history of business operations and its success depends largely on the long standing relationships of the management of IMS.

Additional Capital

The Registrant may require additional funds to further develop its business, and to effect the expansion of its administrative and management staff. If such additional funds are required, the Registrant may seek such additional funding through private financings including equity and/or debt financings and through collaborative arrangements with others. There is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms commercially acceptable to the Registrant.

Stockholders may be further diluted in their percentage ownership of the Registrant in the event that additional shares are issued by the Registrant in the future in connection with the raising of additional capital by the Registrant.

Dependence On Key Personnel

The Registrant is wholly dependent, at the present, upon the personal efforts and abilities of the Registrant's officers, who exercise control over the day to day affairs of the Registrant, and upon its directors, some of whom are engaged in other activities and will devote limited time to the Registrant's activities.

The Registrant's ability to develop its business and to establish and maintain its competitive position will depend, in part, on its ability to attract and retain qualified personnel, including senior executives. Competition for such personnel is intense and there can be no assurance that the Registrant will be successful in attracting and retaining such personnel.

No Dividend

The Registrant has never paid cash or other dividends. It is the policy of the Board of Directors of the Registrant to retain earnings to finance the growth and development of its businesses, and therefore, the Registrant does not anticipate paying cash dividends on its Common Stock in the near future.

ITEM 2.   PROPERTIES.

The Registrant's registered office is located at 5 Hazelton Avenue, 2nd Floor, Toronto, Ontario, Canada, M5R 2E1. The Registrant's principal executive offices are also located at 5 Hazelton Avenue, 2nd Floor, Toronto, Ontario, Canada, M5R 2E1and the telephone number is (416) 513-0191. The office is a leased facility paid for by the Registrant.

ITEM 3.   LEGAL PROCEEDINGS.

The Registrant is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Registrant by any federal, state, provincial or local government agency.

Further, to the knowledge of management, no officer or director of the Registrant is party to any action which has an interest adverse to the Registrant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Registrant's security holders during the Registrant's last five fiscal years.

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

The Registrant's securities are currently traded over-the-counter on the OTC Bulletin Board under the symbol "GSAT". The table below shows the high and low bid of the Registrant's Common Stock during the past two fiscal years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On December 24, 1997, the low bid and the high bid price for the Registrant's Common Stock was $0.09375 and $0.1875, respectively.

                                         Bid
Quarter Ended                      High      Low

     September 30, 1997           .25            .125
     June 30, 1997                .4375          .125
     March 31, 1997               .3125          .0625
     December 31, 1996            .3125          .0625
     September 30, 1996           .625           .25
     June 30, 1996               1.125           .50
     March 31, 1996              3.25            .25
     December 31, 1995            .75            .25

(b)  Holders.

The number of record holders of the Registrant's Common Stock as of December 24, 1997 was 972; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

(c)  Dividends.

There are no present material restrictions that limit the ability of the Registrant to pay dividends on Common Stock or that are likely to do so in the future. The Registrant has not paid any dividends with respect to its Common Stock, and does not intend to declare or pay dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Registrant and notes thereto contained in Item 7.

RESULTS OF OPERATIONS

During fiscal 1997, the Registrant had no revenue. Operations during the past fiscal year have consisted principally of the acquisition of IMS and the management of the development stage envirostructure related products and technologies acquired and subsequently disposed of by the Registrant.

On January 19, 1996, the Registrant completed a reverse take-over, wherein all the shares of Windsor were exchanged one-for-one for shares of the Registrant's Common Stock, for majority control of the Registrant. Please see the Registrant's Form 8-K, dated January 30, 1996 and Form 8K/A, dated March 18, 1996, which are incorporated herein by reference.

On June 11, 1997, the Registrant completed a transaction whereby the Registrant acquired all the issued and outstanding shares of IMS. Please see Item 1. Business Background in this Form 10KSB.

Capital Resources and Liquidity

The Registrant may make presentations to various venture capital sources and others to raise additional capital. The Registrant is also pursuing possible strategic partnerships or collaborations with other companies interested in all aspects of the precious metals business from financing to raw metals extraction. The need for sustained funding of IMS' procurement programs drives the Registrant's efforts to potentially raise additional capital from investors. The Registrant may privately place debt or equity securities over the next 12 months. It is anticipated that the majority of such funding would be utilized to finance IMS, to provide working capital and to repay certain indebtedness of the Registrant.

The Registrant has no bank lines of credit or other commercial financing sources at present and does not require any in the near future. Sufficient funding requirements for IMS and the Registrant have been provided by a stockholder who is also a director of the Registrant. It is not known whether additional funds could be borrowed from the stockholder or other sources and such is not contemplated by management of the Registrant at the present time.

Going Concern Qualification

The auditor of the Consolidated Financial Statements of the Registrant have stated that the Consolidated Financial Statements have been prepared on a going-concern basis. That basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of conducting business operations. As shown in the Consolidated Financial Statements in
Item 7, operations for the fiscal year ended September 30, 1997 resulted in a net income of $57,146, and as of that date the Registrant had stockholders' equity of $6,289. The Registrant's future is dependent on its ability to develop cash flow from its IMS subsidiary, or to continue to obtain additional capital or adequate financing to fund its operations.

Management believes that IMS' business is sufficiently developed to facilitate the development of cash flow needed for continued operations and to justify the sale of debt or equity securities to investors.

ITEM 7.   FINANCIAL STATEMENTS.

Consolidated Financial Statements of the Registrant for the fiscal year ended September 30, 1997 and the Notes thereto begin on the following page.

                         Independent Auditors Report

Board of Directors
Globesat Holding Corp.

I have audited the accompanying balance sheets of Globesat Holding Corp. as of September 30,1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Registrant's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the Registrant will continue as a going concern. As discussed in Note #16 to the financial statements, the Registrant has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Globesat Holding Corp., as of September 30, 1997 and the results of its operations and cash flows for the years ended September 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

Salt Lake City, Utah
January 11, 1998

                         Schvaneveldt & Company
                 Per: /S/ Darrell Schvaneveldt


                     GLOBESAT HOLDING CORP.
                  CONSOLIDATED BALANCE SHEETS
 FOR THE PERIOD SEPT. 30, 1995 TO THE YEAR ENDED SEPT. 30, 1997


                                          1997                 1996


Current Assets

Cash                                    $7,304              $14,744
Standby Letter of Credit               535,300                    -
Inventory                                    -                4,712
Vendor Deposit                           2,000                    -
Notes Receivable                        72,000                    -
Accrued Interest Receivable              5,139                    -
                                      ________              _______
Total Current Assets                  $621,743              $19,456

Property and Equipment
   Office Equipment                      3,024                3,864

Other Assets
   Novatone License                          -               67,500
   Distribution Agreement                    -                3,000
                                      ________              _______
Total Assets                          $624,767              $93,820
                                      ========              =======

Current Liabilities

Accounts Payable                         3,551              75,853
Management Fees Payable                 27,500                   -
Franchise Tax Payable                      400                 300
Accrued Interest Payable                27,784               8,744
Notes Payable                          606,500             125,000
                                      ________            ________
Total Current Liabilities             $665,735            $209,897

Stockholders' Equity

Common Stock, $0.01 Par Value,
   15,000,000 Shares Authorized
   11,565,676 Shares Issued and
   Outstanding Retro-Actively
   Restated                          $115,657              $51,437

Additional Paid-In Capital          3,289,216            3,288,216
Accumulated Defect                ($3,445,841)         ($3,455,730)
                                     _________           __________
Total Stockholders' Equity           ($40,960)           ($116,077)

Total Liabilities and Stockholders'  ________              _______
Equity                               $624,767              $93,820
                                     ========              =======

The accompanying notes are an integral part of these financial statements.

                     GLOBESAT HOLDING CORP.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                SEPTEMBER 30, 1997, 1996 & 1995



                               1997             1996             1995
    b
Revenues

Interest                       $5,139               $0             $437
                               ______           ______           ______
Total Revenues                 $5,139               $0             $437

Expenses
  Bad Debt                         $0               $0          $25,000
  Professional Fees            11,964          104,360                0
  G&A                          63,334           16,266           19,179
  Interest                     34,691            8,744                0
  Management Fees Payable      27,500                0                0
  Depreciation                    840              350                0
  Amortization                  5,150            7,500                0
  Royalties                    75,000           75,000                0
  Research & Development            0            9,855                0
  Consulting Fees                   0           33,669                0
                             ________         ________          _______
Total Expenses               $218,479         $255,744          $44,179

Loss from Operations        ($213,340)       ($255,744)        ($43,742)

Discontinued Operations

Gain on Disposition
  of Assets                        $0               $0           $2,000

Gain Realized on Debt
  Forgiveness                 223,229                0                 0
                             ________        __________         _________
Net Income (Loss)              $9,889        ($255,744)         ($41,742)
                             ========        ==========         =========

Per Share Data
Net Income (Loss)               $0.00           ($0.07)            ($0.20)

Weighted Average Common
Shares Outstanding          6,832,750         3,424,450            207,319


The accompanying notes are an integral part of these financial statements


                     GLOBESAT HOLDING CORP.
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE PERIOD OCT. 1, 1994 TO THE YEAR ENDED SEPT. 30, 1997

                                  Shares    Common     Paid-In  (Accumulated
                                  Issued     Stock     Capital       Defecit)

Balance, Sept. 30, 1994
Retrocatively Restated          $164,130    $1,640  $3,198,80     ($3,158,244)

Shares Issued to Acquire
Assets                            35,870       360      26,542

Shares Issued for Services       100,000     1,000       4,000

Net Loss for Year Ended
Sept. 30, 1995                                                        (41,742)

Balance, Sept. 30, 1995          300,000     3,000    3,229,345    (3,199,986)

Shares Issued by Transfer Agent
for Rounding                        676          7           (7)

Shares Issued to Acquire
Subsidiary                    3,735,000     37,350        56,658

Shares Issued in Lieu of
Cash for Services Rendered
Per Share                       805,000      8,050

Shares Issued for Cash at
$0.75 per Share                   3,000         30         2,220

Shares Issued in Lieu of Cash
to Acquire Novacrete License    300,000      3,000

Net Loss for Year Ended
Sept. 30, 1996                                                        (255,744)

Balance, Sept. 30, 1996       5,143,676      51,437    3,288,216    (3,455,730)

Shares Issued to Acquire
IMS Subsidiary                6,072,000      60,720

Shares Issued in Lieu of
Cash as Finders Fee             750,000       7,500

Shares Retracted for
Cancellation of Novacrete
License                       (300,000)     (3,000)

Shares Retracted for
Cancellation of Novacrete
License from Finder           (100,000)     (1,000)        1,000

Net Income for Year Ended                                                9,889
Sept. 30, 1997
                            __________     ________    __________   ___________
Balance, Sept. 30, 1997     11,565,676     $115,657    $3,289,216   ($3,445,841)
                            ==========     ========    ==========   ===========

The accompanying notes are an integral part of these financial statements

                     GLOBESAT HOLDING CORP.


               CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995.

                                               1997         1996         1995

Cash Flows from Operating Activities
Net Income (Loss)                            $9,889     ($255,744)    ($41,742)

Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided by
Operating Activities:
Depreciation and Amortization                 5,990        7,850            0
Non Cash Expenses                             7,500            0            0
Gain on Disposal of Assets                 (223,229)           0            0

Changes in Operating Assets & Liabilities:
Increase (Decrease) in Inventory                  0       (4,712)           0
Increase in Accrued Interest Receivable      (5,139)           0            0
Increase in Vendor Deposits                  (2,000)           0            0
Increase (Decrease) in Accounts Payable       2,465       74,853            0
Increase in Franchise Tax Payable               100          300            0
Increase in Accrued Interest Payable         27,784        8,744            0
Increase in Accrued Management Fee           27,500            0            0
Rounding Adjustments                              0            0          199
                                           ________    _________     ________
Net Cash Used by Operating Activities      (149,140)    (100,214)     (11,543)

Cash Flows from Investing Activities
Purchase of Equipment                             0       (4,214)           0
Purchase of Novatone License                      0      (75,000)           0
Disposal of Novatone License                 70,500            0            0
                                            _______     _________      _______
Net Cash Used by Investing Activities        70,500      (79,214)            0

Cash Flows from Financing Activities
Increase in Standby Letter of Credit        535,300             0           0
Increase in Notes Payable                    71,200       125,000           0
Increase in Capital Stock                         0        62,715           0
Net Cash Used by Investing                 ________      ________     ________
   Activities                               606,500       187,715           0
                                           ________      ________     ________
(Decrease) Increase in Cash &
Cash Equivalents                            527,860         8,287     (11,543)

Cash & Cash Equivalents at                   14,744         6,457      18,000
Beginning of Year
                                           ________      ________     ________
Cash & Cash Equivalents at End of Year     $542,604       $14,744      $6,457
                                           ========      ========      ========
Cash Used by Certain Operating Activities
  Interest                                  $33,141        $8,744          $0
  Taxes                                           0             0           0

Significant Non Cash Transactions
  Issued 300,000 Shares to Acquire
    Distribution Rights                           0         3,000           0
  Issued 4,159,400 Shares In Lieu of
    Cash for Services                             0        41,594           0
  Issued 750,000 Shares in Lieu of Cash
    for Services                              7,500             0           0
  Issued 6,072,000 Shares to Acquire 100%
    of IMS - Assets are Intangible Assets         0             0           0
  Cancelled 400,000 Shares Issued in Prior
    Years                                         0             0           0

The accompanying  notes are an integral part if these financial statements.


                     GLOBESAT HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company disposed of Windsor Acquisition Corp. ("Windsor"), a wholly owned subsidiary and the assets held by Windsor. Globesat Infrastructure Technologies Corp. ("Globesat I.T."), a wholly owned subsidiary was also disposed of during the year ended September 30, 1997.

The Company issued 6,072,000 shares of its common stock pursuant to Regulation S to acquire 100% of the outstanding common shares of International Monetary Services Inc. ("IMS"), a Cayman Islands Corporation.

NOTE #2 - Significant Accounting Policies

(A) The Registrant uses the accrual method of accounting.

(B) Revenues and directly related expenses are recognised in the period when the goods are shipped to the customer.

(C) The Registrant considers all short term, highly liquid investments that are readily convertible within three months, to known cash equivalents. The Registrant currently has no cash equivalents.

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

(F) Consolidation Policies: The accompanying consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

(G) Foreign Currency Translation/Remeasurement Policy: The Registrant has no on site operations in foreign countries. All purchases and sales in foreign countries are concluded in American dollars. If at future dates assets and liabilities occur in foreign countries they will be recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line item in the equity section of the financial statements.

(H) Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortised) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight-line method for reporting purposes and for tax purposes.

(I) Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could defer from those estimates.

NOTE #3 - Non Cash Investing & Financing Activities

Effective June 11, 1997, the Company completed a transaction with Richard S. Schapler, whereby the Company acquired all the issued and outstanding shares of IMS. The Company acquired 100 percent of IMS by issuing an aggregate of 6,072,000 shares of its common stock to individuals and entities directed by Richard S. Schapler. The Company also issued 750,000 shares to 21st Century Health Care Inc. ("21st Century"), a corporation organized under the laws of the Province of Ontario, as a finder's fee with respect to the acquisition of IMS.

NOTE #4 - Stock Options

The Company has issued stock options to acquire 1,558,000 shares of its common stock. The options were returned to the Company as a part of the disposal of its two wholly owned subsidiaries.

Pursuant to the Company's 1996 Qualified Stock Option Plan adopted January 23, 1996 which authorizes the issuance of 2,000,000 shares from time to time at prices set by the Compensation Committee of the Board of Directors, the Company has no outstanding stock options at September 30, 1997.

NOTE #5   The Disposal of Windsor Acquisition Corp. and Globesat Infrastructure
Technologies Corp.

Pursuant to the acquisition of IMS, the Company disposed of its entire shareholdings of its two wholly-owned subsidiaries, Windsor and Globesat I.T.. At the time of the disposal, Windsor had notes payable of $125,000, royalties payable of $150,000, accrued interest payable of $15,291, the Novatone license valued at $62,500 and inventory of $4,712. In connection with the disposal of Windsor, all assets and liabilities of Windsor are no longer reflected in the consolidated financial statements of the Company.

With respect to the disposal of Globesat I.T., 300,000 shares were returned to the treasury of the Company. All assets and liabilities of Globesat I.T. are no longer reflected in the consolidated financial statements of the Company.

NOTE #6   Debt Forgiveness

With respect to the sale of Windsor and Globesat I.T., the Company has recorded $223,229 as other revenue realized from the forgiveness of debt.

NOTE #7 - Notes Payable

IMS has issued five notes payable, in the principal amounts of $535,300, $22,000, $22,000, $16,000, and $11,200 respectively, to Richard S. Schapler, a former shareholder of IMS and current shareholder and Director of the Registrant. Each note bears interest at a rate of 15% per annum. IMS has made no payments of interest in connection with these notes and, as such, has accrued interest of $27,784.

NOTE #8 - Notes Receivable

IMS has issued two demand promissory notes in connection with its business in the amount of $50,000 and $22,000. Each note bears interest at a rate of 15% per annum and has a maturity of one month from the date of issue. Each note is currently accruing interest at a rate of 3 percent per month. IMS has received no payments of interest in connection with these notes and, as such has accrued interest receivable of $5,139.

NOTE #9   Standby Letter of Credit

A Standby Letter of Credit ("SBLC") is in place for $530,000 with respect to certain precious metals contracts entered into by IMS. The SBLC is irrevocable and transferable and has been issued by the Royal Bank of Canada in New York, New York. The SBLC is secured by a term deposit made by Richard S. Schapler, a director and shareholder of the Company.

NOTE #10 - Depreciation

The Company capitalises the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalised amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs, lives, and accumulated depreciation at September 30, 1997 and September 30, 1996.

              September 30                     Depreciation      Accumulated
              1997    1996                     Expenses          Depreciation

Assets           Cost        Cost     Life      1997     1996   1997    1996
Furniture &
Fixtures       $4,214      $4,214       5       $840     $350  $1,190   $350

NOTE #11 - Consulting Agreements

The Company has entered into a consulting agreement with Lee A. Greenspoon, President and Chief Executive Officer of the Company, for management services which includes a base management fee of $100,000 and a bonus representing 5% of earnings before interest and taxes in fiscal 1997/1998. Mr. Greenspoon is an officer, director and shareholder of the Company.

Currently, no portion of the management fee has been paid to Mr.
Greenspoon. Currently, the Company has $27,500 in accrued management fees payable.

NOTE #12   Cancellation of Distributor Agreement

The Company received back 300,000 shares of its common stock pursuant to a cancelled Supply and Distribution Agreement dated July 31, 1996 between Globesat I.T., Stratford Acquisition Corp., a Minnesota company, and Supercrete N/A Limited, a Turks and Caicos Islands company.

NOTE #13   Novatone License

Pursuant to the acquisition of IMS, the Company sold its entire shareholdings of its wholly owned subsidiary, Windsor. At the time of the sale, Windsor has royalties payable of $150,000, the Novatone License valued at $62,500 and inventory of $4,712. In connection with the disposal of Windsor, all assets are no longer reflected in the consolidated financial statements of the Company.

NOTE #14 - Net Operating Loss Carryforward for Income Tax Purposes

The Company has majority shareholder control changes and changes in business operations that will make utilization of prior losses remote. They are therefore considered not useable and no report is made of them. The Registrant has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

     Year of Loss        Amount              Expiration Date

September 30, 1996       $247,645                 2011
September 30, 1997             $0                 2012

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

                                             1997        1996         1995

Current Tax Asset Value of Net Operating


Loss Carryforwards at Current Prevailing
Federal Tax Rate                             $80,398    $82,990          $0
Evaluation Allowance                         (80,398)   (82,990)          0

     Net Tax Asset                                $0         $0          $0
                                             =======    =======     =======
     Current Income Tax Expenses                   0          0           0
     Deferred Income Tax Expenses                  0          0           0

NOTE #15  - Related Party Transactions

Pursuant to the acquisition of IMS on June 11, 1997, the Company entered into a share purchase agreement with Mel B. Greenspoon, who, at the time was Chairman and Chief Executive Officer of the Company, whereby the Company sold all its shares of its wholly-owned subsidiary, Windsor, to Mr. Greenspoon for $1.00. As at such date, Windsor had not earned any revenues since its incorporation, had outstanding accrued liabilities in excess of $300,000 (approximately half of which were owed to Mr. Greenspoon, directly and indirectly) and, in the view of management of the Company, had no prospects to earn any revenue in the foreseeable future. Windsor held an exclusive global license to market and distribute a cosmetic product known as the Novatone Facial Toner.

On June 11, 1997, the Company also entered into a share purchase agreement with Mel B. Greenspoon, whereby the Company sold all its shares of its wholly-owned subsidiary, Globesat I.T., to Mr. Greenspoon for $1.00.
As at such date, Globesat I.T. had not earned any revenues since its incorporation, held certain distribution rights which were being challenged by the ultimate holder of the underlying rights and, in the view of management of the Company, had no prospects to earn revenue in the foreseeable future.

NOTE #16 - Going Concern

The Company's consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses over the past three years and has a working capital deficit at September 30, 1997, 1996 and 1995. The consolidated financial statements do not include any adjustments relating to the recoverability of assets or classification of liabilities or any other adjustments that might be necessary should the Registrant be unable to continue as a going concern.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 7, 1995, the Registrant dismissed Silverman Olson Thorvilson & Kaufmann Ltd. as its accountants and engaged Schvaneveldt and Registrant of Salt Lake City, Utah as its new accountants. There were no disagreements between the Registrant and Silverman Olson Thorvilson & Kaufmann Ltd. with regard to accounting and financial disclosure. For a further discussion of this change in accountants, please see the Registrant's Form 8-K, dated March 7, 1995, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference.

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and the nature of all positions and offices held by all Directors and Officers of the Registrant for the fiscal year ending September 30, 1997, and to the date hereof, and the period or periods during which each such Director or Officer served in his or her respective positions.

                                          Date of             Date of
                        Positions         Election or         Termination
Name                    Held              Designation         or Resignation



Mel B. Greenspoon        Chairman,              01/96               06/97
                         Chief Executive
                         Officer, and           01/96               06/97
                         Director               01/96               06/97

Allan Greenspoon         President,             01/96               12/96
                         Chief Financial
                         Officer, and           01/96               06/97
                         Director               01/96               06/97

Lee A. Greenspoon        Executive Vice
                         President,             01/96               12/96
                         President,             12/96                   *
                         Chief Operating
                         Officer,               12/96               06/97
                         Chief Executive        06/97                   *
                         Officer, and
                         Director               01/96                   *

Michael J. Bellman       Vice President         12/96               06/97

Darryl R. Lustig(1)      Director               01/96                   *

Allan H. Ingles          Director               06/97                   *

Richard H. Schapler      Director               06/97                   *

Lorie W. Lovejoy         Director               06/97                   *

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

BUSINESS EXPERIENCE

Lee A. Greenspoon (29), is President and Chief Executive Officer and a Director of the Registrant. Mr. Greenspoon has a Master of Business Administration degree, a Master of Real Property Development diploma, and a Bachelor of Arts degree in Urban Geography. From January 1995 to October 1995, he was Managing Director of Seidenstrasse Development Corporation, an international merchant banking company specializing in infrastructure-related projects in the People's Republic of China. While with Seidenstrasse, he initiated several projects involving cementitious products, water supply and disposal systems, and heavy construction equipment. From May 1993 to January 1995, he was Vice President, Market Development of Bariston Inc., a company specializing in Latin American and Eastern European export development and technology transfer. Mr. Greenspoon joined Bariston at its inception and was responsible for developing the strategic vision of the company, as well as the development and management of strategic alliances in Argentina, Chile, China, and Mexico. Mr. Greenspoon was also responsible for the formation of Bariston's advisory board, which included chief executives from a number of large North American companies. Mr. Greenspoon has been a special lecturer on international business strategy at the Schulich School of Business in Toronto, Canada and the Universitad de Catholica in Santiago, Chile. Mr. Greenspoon has led and taken part in a number of international trade missions.

Darryl R. Lustig, (40), is a Director of the Registrant. Mr. Lustig is currently Corporate Vice President, Sales and Marketing of Colonial Health Care Supply Registrant of Lake Zurich, Illinois, a subsidiary of Bergen Brunswig Corporation. Prior to joining Colonial, Mr. Lustig was responsible for the start-up of Gibeck, Inc. in the United States, which specializes in the manufacturing and distribution of anesthesia and respiratory supplies. Mr. Lustig has extensive experience in the area of distribution, having spent the last 18 years in sales and marketing positions in the health care industry, both with manufacturing and distribution companies, domestically and internationally.

Allan H. Ingles (56), a director, resides in Toronto, Canada. Mr. Ingles is President of the Salesmaster Corporation of America (Canada) Limited, an importer, distributor and manufacturer of pharmaceutical and health care products for the Canadian and United States markets. Salesmaster has the exclusive distribution rights for Penaten baby products and Kwai garlic supplements for the Canadian market. Mr. Ingles is a pharmacist, educated at the University of Toronto.

Lorie W. Lovejoy (64) , a director, resides in the Bahamas. Mr. Lovejoy has had extensive international experience being involved in various aspects of trade finance, commodities sourcing and contracting, precious metals wholesaling, and various exporting businesses. Mr. Lovejoy formerly owned a fishing fleet and resided in Chile. Mr. Lovejoy was also the founder of a company specialising in retirement community development.

Richard S. Schapler (50) , a director, resides in the Cayman Islands. Mr. Schapler has over 15 years experience in the precious metals business, as well as extensive securities, commodities and brokerage experience. Mr. Schapler has had experience in the mobile home industry at the park development, financing, sales and general management levels. Mr. Schapler also has a background in the music industry as a performer and recording executive producer.

Avi S. Greenspoon, age 28, is the Secretary of the Registrant. Mr. Greenspoon is a lawyer and a member of the Bar of the Province of Ontario. Mr. Greenspoon is an associate in the securities practice group at Fogler, Rubinoff, a Toronto based law firm.

FAMILY RELATIONSHIPS

Messrs. Lee A. Greenspoon and Avi S. Greenspoon are brothers and are both a cousin to Mr. Darryl R. Lustig.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the knowledge of management, during the past five years, no present or former Director, person nominated to become a Director, Officer, promoter or control person of the Registrant:

(1) was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

(2) was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following statements were filed with the Securities and Exchange Commission during the fiscal year ending September 30, 1997: Form 3 (Initial Statement of Beneficial Ownership of Securities) for Ralst & Co. Ltd., JMR Ltd.,
Slalom Investments Ltd., Richard S. Schapler and 21st Century Health Care.

ITEM 10.  EXECUTIVE COMPENSATION.

On January 24, 1996, the Registrant registered and filed with the Securities and Exchange Commission on Form S-8 its 1996 Nonqualifying Stock Option Plan and, separately on Form S-8, its 1996 Qualified Stock Option Plan, both of which are incorporated herein by reference. The Registrant registered 2,000,000 shares of its Common Stock under each plan. Commensurate with the resignation of Allan Greenspoon and Michael Bellman as Officers and Directors of the Registrant, stock options in the amount of 500,000 and 250,000 shares which were granted and not exercised were cancelled. As well, a grant of 500,000 stock options to Lee
A. Greenspoon were also cancelled upon the entering into of his management services agreement with the Registrant.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid by the Registrant for services rendered for the fiscal year ended September 30, 1997 (the table has been divided for ease of presentation):



Annual Compensation


(a)                         (b)          (c)          (d)           (e)
Name and Principal          Year Ended   Salary       Bonus ($)     Other Annual
Positions                   Sept. 30                                Compensation
Lee A. Greenspoon
President, Chief Executive
Officer and Director*       1997              0              0             0

Darryl R. Lustig
Director                    1997              0              0             0

Avi S. Greenspoon
Secretary                   1997              0              0             0

Allan H. Ingles
Director                    1997              0              0             0

Lorie W. Lovejoy
Director                    1997              0              0             0

Richard S. Schapler
Director                    1997              0              0             0


* Lee A. Greenspoon has a consulting agreement with the Registrant that includes the payment of a management fee and a performance bonus. Mr. Greenspoon is not deemed an employee of the Registrant.


                     Long Term Compensation

(a)                  (b)        (f)          (g)          (h)     (i)
Name and Principal   Year Ended Restricted   Securities   LTIP     All Other
Positions            Sept. 30   Stock Awards Underlying   Payouts  Compensation
                                             Options/SARs#
Lee A. Greenspoon
President and Chief
Executive Officer
and Director*       1997        0            0/0           0        0

Darryl R. Lustig
Director            1997        0            0/0           0        0

Avi S. Greenspoon
Secretary           1997        0            0/0           0        0

Allan H. Ingles
Director            1997        0            0/0           0        0

Lorie W. Lovejoy    1997        0            0/0           0        0
Director

Richard S. Schapler
Director            1997        0            0/0           0        0

* Lee A. Greenspoon has a consulting agreement with the Registrant that includes the payment of a management fee and a performance bonus. Mr. Greenspoon is not deemed an employee of the Registrant.

OPTION/SAR GRANTS

On January 24, 1996, the Registrant filed its 1996 Nonqualifying Stock Option Plan and its 1996 Qualified Stock Option Plan, both on Form S-8, with the Securities and Exchange Commission. A total of 2,000,000 shares of Common Stock were registered under each plan. The Registrant has granted under the 1996 Nonqualifying Stock Option Plan 308,000 stock options, in the aggregate, to certain consultants of the Registrant in lieu of cash payment for services. None of these consultants were Officers, Directors or affiliates of the Registrant at the date of such grant and, none are Officers, Directors or affiliates of the Registrant as of the date hereof. As of the date hereof, all of the aforementioned 308,000 options have been exercised.

As of September 30, 1997, there are no outstanding options granted to Directors or Officers of the Registrant from its 1996 Qualified Stock Option Plan.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

There are no long-term incentive plans of the Registrant.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

There are no employment contracts between the Registrant and any of its Directors or Officers. Lee Greenspoon has a consulting agreement with the Registrant that contemplates the payment of a management fee and a performance bonus.

There are no compensatory plans or arrangements, including payments to be received from the Registrant, with respect to any person named in the Summary Compensation Table of this Item, which would in any way result in payments to such person because of his or her resignation, retirement or other termination of such person's employment with the Registrant, or any change in control of the Registrant, or a change in the person's responsibilities following a change in control of the Registrant.

REPORT ON REPRICING OF OPTIONS/SARS

None.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth the shareholdings of the Registrant's present Officers and Directors and those persons known to management who beneficially own more than 5% of the Registrant's Common Stock as of December 24, 1997.


(1)              (2)                            (3)                  (4)
Title of Class   Name and Address of            Amount and Nature     Percent of
                 Beneficial Owner               of Beneficial Owner   Class

Common Stock     Lee A. Greenspoon(2)
                 11 Wetherby Circle, Thornhill,
                 Ontario, Canada, L3T 7R8          750,000            6.48%

Common Stock     Darryl R. Lustig
                 55 Oakwood Road, Lake Zurich,
                 Illinois                                0               0%

Common Stock     Lorie W. Lovejoy
                 P.O. Box S-S19402
                 Nassau, Bahamas                         0               0%

Common Stock     Allan H. Ingles
                 103 Mossgrove Trail
                 North York, Ontario                43,371           0.037%

Common Stock     Ralst & Co. Ltd
                 P.O. Box 1495,George Town,
                 Grand Cayman, Cayman Islands,
                 B.W.I.                          1,179,699            10.2%

Common Stock     Slalom Investments, Ltd.
                 P.O. Box 866,Anderson Square
                 Building, George Town, Grand
                 Cayman, Cayman Islands,B.W.I.   2,394,095            20.7%

Common Stock     JMR Ltd.
                 P.O. Box S-S19402, Nassau,
                 The Commonwealth of the
                 Bahamas                         1,179,699            10.2%

Common Stock     Richard S. Schapler
                 P.O. Box 206  Northside,
                 GrandCayman, Cayman Islands,
                 B.W.I.                          1,145,022             9.9%

Common Stock     Michael J. Bellman
                 128 Clansman Blvd., North York,
                 Ontario, Canada  M2H 1Y1          578,533             5.0%

Common Stock     Avi S. Greenspoon
                 104 MacArthur Drive , Thornhill,
                 Ontario  L4J 8J6                  572,336             4.9%

Common Stock     21st Century Health Care Inc.
                 135 West Beaver Creek,
                 Richmond Hill, Ontario.           750,000             6.48%

Common Stock     Mimi Greenspoon
                 85 Skymark Drive, Suite 1703
                 North York, Ontario               600,000             5.19%

Notes:

The Officers and Directors of the Registrant collectively as a group own an aggregate of 6,691,886 shares of Common Stock, representing approximately 58% of the issued and outstanding Common Stock of the Registrant, on a fully diluted basis.

CHANGES IN CONTROL

To the knowledge of management of the Registrant, there are no present arrangements or pledges of the Registrant's securities which may result in a change of control.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to the acquisition of IMS on June 11, 1997, the Registrant entered into a share purchase agreement with Mel B. Greenspoon, who, at the time was Chairman and Chief Executive Officer of the Registrant, whereby the Registrant sold all its shares of its wholly-owned subsidiary, Windsor Acquisition Corp. ("Windsor"), to Mr. Greenspoon for $1.00. As at such date, Windsor had not earned any revenues since its incorporation, had outstanding accrued liabilities in excess of $300,000 (approximately half of which were owed to Mr. Greenspoon, directly and indirectly) and, in the view of management of the Registrant, had no prospects to earn any revenue in the foreseeable future. Please see the Registrant's Form 8-K, dated June 27, 1997, which is incorporated herein by reference. Windsor held an exclusive global license to market and distribute a cosmetic product known as the Novatone Facial Toner.

Also, on June 11, 1997, the Registrant also entered into a share purchase agreement with Mel B. Greenspoon, whereby the Registrant sold all its shares of its wholly-owned subsidiary, Globesat Infrastructure Technologies Corp. ("Globesat I.T."), to Mr. Greenspoon for $1.00. As at such date, Globesat I.T. had not earned any revenues since its incorporation, held certain distribution rights which were being challenged by the ultimate holder of the underlying rights and, in the view of management of the Registrant, had no prospects to earn revenue in the foreseeable future. Please see the Registrant's Form 8-K, dated June 27, 1997, which is incorporated herein by reference.

IMS has issued five notes payable, in the principal amounts of $535,300, $22,000, $22,000, $16,000, and $11,200 respectively, to Richard S. Schapler, a former shareholder of IMS and current shareholder and Director of the Registrant. Each note bears interest at a rate of 15% per annum. IMS has made no payments of interest in connection with these notes and, as such has accrued interest of $27,784.

TRANSACTIONS WITH PROMOTERS

None.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS ON FORM 8-K

A report on Form 8-K was filed by the Registrant on June 27, 1997.

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

10.3           Share Purchase Agreement between the Registrant and Richard S.
               Schapler in respect of the purchase of IMS (incorporated by reference to the Registrants June 27, 1997 Form 8K).


27             Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of December, 1997.


                              GLOBESAT HOLDING CORP.
                              (Registrant)

                              BY:   /s/      Lee A. Greenspoon
                              President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as follows:

SIGNATURES                         TITLE                         DATE

 /s/ Lee A. Greenspoon              Member of the Board of        12/30/97
                                    Directors, President and
                                    Chief Executive Officer

 /s/ Lorie W. Lovejoy               Member of the Board of        12/30/97
                                    Directors