Form 10QSB
period 1997-12-31
GLOBESAT HOLDING CORP
filed 1998-03-24
CIK 836868

U.S. Securities & Exchange Commission
                           Washington, D.C. 20549


                               Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______


        Commission File No. 0-17322

                          Globesat Holding Corp.
              (Name of Small Business Issuer in its Charter)

           Utah                                  87-0365154
          (State or Other Jurisdiction of    (I.R.S. Employer ID#)
           Incorporation or Organization)

             5 Hazelton Avenue, Suite 200Toronto, Canada M5R 2E1
                 (Address of Principal Executive Offices)

Issuer's Telephone Number: (416) 513-0191

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

February 15, 1998
Common Voting Stock - 11,565,676


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

                     GLOBESAT HOLDING CORP.
       Consolidated Statements of Operations   Unaudited-
             December 31, 1997 and December 31, 1996

                             December 31, 1997          December 31, 1996

Revenues
 Interest                    $8,705                     $0
                             ______                     ______
Total Revenues               $8,705                     $0

Expenses
   Professional Fees             10                      1,628
   G&A                        1,276                      6,354
   Interest                  26,676                      3,125
   Management Fees Payable   25,000                          0
   Depreciation                 210                        210
   Amortization                   0                      2,575
   Royalties                      0                     25,000
                            _______                    _______
Total Expenses              $53,172                    $38,892

Net Income (Loss) from     _________                  _________
   Operations              ($44,467)                  ($38,892)

Per Share Data
    Net Income (Loss)        ($0.00)                    ($0.01)

Weighted Average Common
    Shares Outstanding   11,565,676                   5,143,676

                 Please see accompanying notes.


                     GLOBESAT HOLDING CORP.
            Consolidated Balance Sheets   Unaudited-
            December 31, 1997 and September 30, 1997


                               December 31, 1997       September 30,1997

Current Assets
  Cash                           $5,688                        $7,304
  Standby Letter of Credit      535,300                       535,300
  Vendor Deposit                  2,000                         2,000
  Notes Receivable               96,000                        72,000
  Accrued Interest Receivable    13,844                         5,139
                               ________                      ________
Total Current Assets           $652,832                      $621,743

Property and Equipment
  Office Equipment                2,814                         3,024
                               ________                      ________
Total Assets                   $655,646                      $624,767
                               ========                      ========

Current Liabilities
  Accounts Payable               $2,666                        $3,551
  Management Fees Payable        53,056                        27,500
  Franchise Tax Payable             400                           400
  Accrued Interest Payable       54,460                        27,784
  Notes Payable                 630,500                       606,500
                                _______                       _______
Total Current Liabilities      $741,081                      $665,735

Stockholders' Equity
   Common Stock, $0.01 Par
   Value, 15,000,000 Shares
   Authorized 11,565,676
   Shares Issued and
   Outstanding Retro-Actively
   Restated                   $115,657                      $115,657

Additional Paid-In Capital   3,289,216                     3,289,216
Accumulated Defect         ($3,490,308)                  ($3,445,841)
                           ____________                  ____________
Total Stockholders' Equity    ($85,435)                     ($40,968)

Total Liabilities and      ___________                   ___________
   Stockholders' Equity       $655,646                      $624,767
                           ===========                   ===========

            Please see accompanying notes.



                        GLOBESAT HOLDING CORP.
            Consolidated Statements of Cash Flows -Unaudited-
                December 31, 1997 and December 31, 1996

                                                  Dec. 31,1997     Dec. 31,1996

Cash Flows from Operating Activities
  Net Income (Loss)                              ($44,467)        ($38,892)
Adjustments to Reconcile Net
Income (Loss)to Net Cash Provided
by Operating Activities:
  Depreciation and Amortization                       210            2,785
  Increase(Decrease)in AP and Accrued Expenses       (885)          28,097
  Increase in Accrued Interest Receivable          (8,705)               0
  Increase in Accrued Interest Payable             26,676            3,125
  Increase in Accrued Management Fees              25,556                0
                                                  _______           _______
Net Cash Used by Operating Activities             (1,616)           (4,885)

Cash Flows from Investing Activities                   0                 0

Cash Flows from Financing Activities                   0                 0
                                                 _______            _______
Net Increase (Decrease) in Cash                  (1,616)            (4,885)

Cash at Beginning of Period                       7,304             14,744
                                                 ______             ______
Cash at End of Period                            $5,688             $9,859

                 Please see accompanying notes.

GLOBESAT HOLDING CORP.NOTES TO FINANCIAL STATEMENTS

NOTE #1: Statement PreparationThe Registrant has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's September 30, 1997 10-KSB Report and June 27, 1997 Form 8K.

NOTE #2:  Notes Payable

IMS has issued six notes payable, in the principal amounts of $535,300, $22,000, $22,000, $16,000, $11,200 and $24,000 respectively, to Richard S. Schapler, a former shareholder of IMS and current shareholder and Director of the Company. Each note bears interest at a rate of 15% per annum. IMS has made no payments of interest in connection with these notes and, as such, has accrued interest of $54,460.

NOTE #3: Notes Receivable

IMS has issued three demand promissory notes in connection with its business in the amount of $50,000, $22,000 and $24,000. Each note bears interest at a rate of 15% per annum and has a maturity of one month from the date of issue. Each note is currently accruing interest at a rate of 3 percent per month. IMS has received no payments of interest in connection with these notes and, as such has accrued interest receivable of $13,844.

NOTE #4:  Standby Letter of Credit

A Standby Letter of Credit ("SBLC") is in place for $530,000 with respect to certain precious metals contracts entered into by IMS. The SBLC is irrevocable and transferable and has been issued by the Royal Bank of Canada in New York, New York. The SBLC is secured by a term deposit made by Richard S. Schapler, a director and shareholder of the Company.

NOTE #5:  Management Agreement

The Company has entered into a consulting agreement with Lee A. Greenspoon, President and Chief Executive Officer of the Company, for management services which includes a base management fee of $100,000 and a bonus representing 5% of earnings before interest and taxes in fiscal 1997/1998. Mr. Greenspoon is an officer, director and shareholder of the Company.

Currently, Mr. Greenspoon has not drawn any portion of the management fee which has been accruing since June 21, 1997. Currently, the Company has $53,056 in accrued management fees payable.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Registrant and notes thereto contained in Item 1 as well as the September 30, 1997 10KSB and June 27, 1997 8K filed by the Registrant.

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

Results of Operations

During the three month period ended December 31, 1997, and for the fiscal year which ended September 30, 1997, the Company has had no revenue from its precious metals operations.

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

GLOBESAT HOLDING CORP.


Date: February 15, 1998
      By:   /s/ Lee A. Greenspoon
                President and Chief Executive Officer

Date: February 15, 1998
      By:   /s/ Lorie W. Lovejoy
                Director