Form 10QSB
period 1998-03-31
GLOBESAT HOLDING CORP
filed 1998-05-21
CIK 836868

U.S. Securities & Exchange Commission
                     Washington, D.C. 20549


                           Form 10-QSB

 (X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

           5 Hazelton Avenue, Suite 200 Toronto, Canada M5R 2E1
                (Address of Principal Executive Offices)


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

May 15, 1998
Common Voting Stock - 11,565,676


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

                     GLOBESAT HOLDING CORP.
       Consolidated Statements of Operations Unaudited-
             March 31, 1998 & March 31, 1997

                             For the Six Months          For the Three Months
                             Period Ended                Period Ended

                             March         March         March        March
                             31, 1998      31, 1997      31, 1998     31, 1997
Revenues
   Interest                  $18,616             $0        $9,911         $0
                             _______       ________        ______     ______
Total Revenues               $18,616             $0        $9,911         $0

Expenses
   Professional Fees           1,210          1,809         1,200        181
   G&A                        95,589         10,922        94,313      4,568
   Interest                   55,014          6,907        28,338      3,782
   Management Fees            50,000              0        25,000          0
   Depreciation                  420            420           210        210
   Amortization                    0          5,150             0      2,575
   Royalties                       0         75,000             0     50,000
   Expesne Recovery                0           (700)            0       (700)
                            ________        _______      ________    _______
Total Expenses              $202,233        $99,508      $149,061    $60,616

Net Income (Loss) from
    Operations             ($183,617)      ($99,508)   ($139,150)   ($60,616)

Per Share Data
    Net Income (Loss)         ($0.02)        ($0.02)      ($0.01)     ($0.01)

Weighted Average Common
    Shares Outstanding     11,565,676      5,143,676   11,565,676   5,143,676

                 Please see accompanying notes.


                     GLOBESAT HOLDING CORP.
            Consolidated Balance Sheets Unaudited-
            March 31, 1998 & September 30, 1997

                                   March 31,            September 30,
                                   1998                 1997

Current Assets
   Cash                              $5,110               $7,304
   Standby Letter of Credit         535,300              535,300
   Vendor Deposit                     2,000                2,000
   Notes Receivable                  96,000               72,000
   Accrued Interest Receivable       23,978                5,139
                                   ________             ________
Total Current Assets               $662,388             $621,743

Property and Equipment
   Office Equipment                   2,604                3,024
                                   ________             ________
Total Assets                       $664,992             $624,767
                                   ========             ========

Current Liabilities
   Accounts Payable                  $3,124               $3,551
   Management Fees Payable           78,056               27,500
   Franchise Tax Payable                400                  400
   Accrued Interest Payable          82,798               27,784
   Notes Payable                    725,200              606,500
                                    _______              _______
Total Current Liabilities          $889,577             $665,735

Stockholders' Equity
   Common Stock, $0.01 Par Value,
   15,000,000 Shares Authorized
   11,565,676 Shares Issued and
   Outstanding Retro-Actively
   Restated                        $115,657              $115,657
   Additional Paid-In Capital     3,289,216             3,289,216
   Accumulated Defecit          ($3,629,458)          ($3,445,841)
                                ___________           ___________
Total Stockholders' Equity        ($224,585)             ($40,968)

Total Liabilities and              ________              ________
   Stockholders' Equity            $664,992              $624,767
                                   ========              ========


                  Please see accompanying notes.


                           GLOBESAT HOLDING CORP.
              Consolidated Statements of Cash Flows -Unaudited-
             Six Months Ended March 31, 1998 & March 31, 1997

                                                 March 31,           March 31,
                                                 1998                1997

Cash Flows from Operating Activities
Net Income (Loss)                                ($183,617)           ($99,508)

Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided by Operating Activities:
     Depreciation and Amortization                     420               5,570
     Increase (Decrease) in AP                        (428)                536
     Increase in Accrued Interest Receivable       (18,839)                  0
     Increase in Accrued Interest Payable           55,014               6,547
     Increase in Royalties Payable                       -              75,000
     Increase in Accrued Management Fees            50,556                   0
                                                   _______             _______
Net Cash Used by Operating Activities              (96,894)            (11,855)

Cash Flows from Investing Activities

Cash Flows from Financing Activities
    Increase in Notes Payable                       94,700                    0

Net Increase (Decrease) in Cash                     (2,194)             (11,855)

Cash at Beginning of Period                          7,304               14,744
                                                    ______               ______
Cash at End of Period                               $5,110               $2,888

                 Please see accompanying notes.

GLOBESAT HOLDING CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE #1:  Statement Preparation

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

NOTE #2:  Notes Payable

IMS has issued nine notes payable, in the principal amounts of $535,300, $22,000, $22,000, $16,000, $11,200, $24,000, $66,000, $5,000 and $13,700
respectively, to Richard S. Schapler, a former shareholder of IMS and current shareholder and Director of the Company. Each note bears interest at a rate of 15% per annum. IMS has made no payments of interest in connection with these notes and, as such, has accrued interest of $82,798.

NOTE #3:   Notes Receivable

IMS has issued three demand promissory notes in connection with its business in the amount of $50,000, $22,000 and $24,000. Each note bears interest at a rate of 15% per annum and has a maturity of one month from the date of issue. Each note is currently accruing interest at a rate of 3 percent per month. IMS has received no payments of interest in connection with these notes and, as such has accrued interest receivable of $23,978.

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

Currently, Mr. Greenspoon has not drawn any portion of the management fee which has been accruing since June 21, 1997. Currently, the Company has $78,056 in accrued management fees payable.

Item 2. Management's Discussion and Analysis or Plan of Operation. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Registrant and notes thereto contained in Item 1 as well as the September 30, 1997 10K and June 27, 1997 8K filed by the Registrant.

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

Results of Operations
During the six month period ended March 31, 1998, and for the fiscal year which ended September 30, 1997, the Company has had no revenue from its precious metals operations.

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

GLOBESAT HOLDING CORP.


Date: May 15, 1998
                By:    /s/ Lee A. Greenspoon

                       President and Chief Executive Officer

Date: May 15, 1998
                 By:   /s/ Lorie W. Lovejoy

                       Director