Form 10QSB
period 1998-06-30
GLOBESAT HOLDING CORP
filed 1998-10-23
CIK 836868

U.S. Securities & Exchange Commission
                     Washington, D.C. 20549


                           Form 10-QSB

 (X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

June 30, 1998

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

                     For the Nine Months                For the Three Months
                     Period Ended                          Period Ended
                         June             June            June           June
                       30, 1998         30, 1997        30, 1998       30, 1997

Revenues
   Interest                  $30,104        $193        $11,488          $193
                             -------        ----        -------          ----
Total Revenues               $30,104        $193        $11,488          $193

Expenses
   Professional Fees          1,200        1,809              0             0
   G&A                      219,287       10,911        123,698           689
   Interest                  79,133       11,087         24,119         4,180
   Management Fees Payable   75,000        2,500         25,000         2,500
   Depreciation                 630          630            210           210
   Finders Fees                   0        7,500              0         7,500
                           --------      -------       --------       -------
Total Expenses             $375,250      $34,437       $173,027       $15,079

Net Income (Loss) from    ----------   ---------      ----------     ---------
Operations                ($345,146)   ($34,244)      ($161,539)     ($14,886)

Other Income                      0    $223,229               0      $223,229
                          ==========   ========       ==========     ========
Net Income (Loss)         ($345,146)   $188,985       ($161,539)     $208,343


Per Share Data
Net Income (Loss)           ($0.03)      $0.03           ($0.01)        $0.04

Weighted Average Common
   Shares Outstanding    11,565,676   5,495,245        11,565,676    5,495,245

                        See Accompanying Notes



                     GLOBESAT HOLDING CORP.
            Consolidated Balance Sheets Unaudited-
            June 30, 1998 & September 30, 1997

                                        June 30,1998            Sept. 30, 1997

Current Assets
   Cash                                       $2,305                    $7,304
   Performance Gurantee                            -                   535,300
   Inventory                                       -                         -
   Notes Receivable                           74,000                    72,000
   Vendor Deposit                              2,000                     2,000
   Accrued Interest Receivable                30,104                     5,139
                                            ________                  ________
Total Current Assets                        $108,409                  $621,743

Property and Equipment
   Office Equipment                            2,394                     3,024
                                            ________                  ________
Total Assets                                $110,803                  $624,767
                                            ========                  ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                               -                      3,551
   Management Fees Payable                  100,000                     27,500
   Franchise Tax Payable                        400                        400
   Accrued Interest Payable                 106,917                     27,784
   Notes Payable                            289,600                    606,500
                                           ________                    _______
Total Current Liabilities                  $496,917                    665,735

Stockholders' Equity
   Common Stock, $0.01 Par Value,
   15,000,000 Shares Authorized
   11,565,676 Shares Issued and
   Outstanding Retro-Actively
   Restated                                $115,657                   $115,657
   Additional Paid-In Capital             3,289,216                  3,289,216
   Accumulated Defect                    (3,790,987)                (3,445,841)

Total Stockholders' Equity                ($386,115)                  ($40,968)

Total Liabilities and                      ________                   ________
   Stockholders' Equity                    $110,803                   $624,767
                                           ========                   ========


                       See Accompanying Notes


                           GLOBESAT HOLDING CORP.
              Consolidated Statements of Cash Flows -Unaudited-
             Nine Months Ended June 30, 1998 & June 30, 1997


                                                         June            June
                                                       30, 1998        30, 1997

Cash Flows from Operating Activities:

Net Income (Loss)                                     ($345,146)       $108,835
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided by Operating Activities:
     Depreciation                                           630            630
     Non Cash Income from Debt Forgiveness                    -       (223,229)
     Asset Disposal from Debt Forgiveness                     -         86,695
     Non Cash Expenses                                        -          7,500
     Rounding Differential                                    -              2
     Increase (Decrease) in Inventory                         -              -
     (Increase) Decrease in Accounts Receivable               -              -
     Increase (Decrease) in AP and Accrued Expenses     148,082          6,250
     Increase in Notes Receivable                        (2,000)       (22,000)
     Increase in Accrued Interest Receivable            (24,965)          (193)
                                                      __________      _________
Cash Flows from Operating Activities                  ($223,399)      ($35,510)


Cash Flows from Investing Activities:                        $0             $0

Cash Flows from Financing Activities:
   Increase (Decrease) in Performance Guarantee        $535,300      ($535,300)
   Increase (Decrease) in Notes Payable                (316,900)       557,300
   Increase in Capital Stock                                  0              0
                                                       ________        _______
Net Cash Provided by Financing Activities              $218,400        $22,000

Net Increase (Decrease) in Cash                         ($4,999)      ($13,510)

Cash at Beginning of Period                               7,304         14,744
                                                         ______         ______
Cash at End of Period                                    $2,305         $1,234
                                                         ======         ======

                             See Accompanying Notes



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

NOTE #2:  Notes Payable

IMS has issued 15 notes payable, in the principal amounts of $535,300, $22,000, $22,000, $16,000, $11,200, $24,000, $66,000, $5,000, $13,700, $10,000,
$10,000, $13,700, $32,250, $45,000 and $20,750 respectively, to Richard S.
Schapler, a former shareholder of IMS and current shareholder and Director of the Company. The first two notes, for $535,300 and $22,000 have been paid back to Richard S. Schapler and are no longer liabilities of the Registrant, as such, the Registrant currently has $289,600 in notes payable outstanding. Each note bears interest at a rate of 15% per annum. IMS has made no payments of interest in connection with these notes and, as such, has accrued interest of $106,917.

NOTE #3:   Notes Receivable

IMS has issued three demand promissory notes in connection with its business in the amount of $50,000, $22,000 and $24,000. The note for $22,000 has been repaid and is no longer recorded as an asset of the Registrant. Each note bears interest at a rate of 15% per annum and has a maturity of one month from the date of issue. Each note is currently accruing interest at a rate of 3 percent per month. IMS has received no payments of interest in connection with these notes and, as such has accrued interest receivable of $30,104.

NOTE #4:   Management Agreement

The Company has entered into a consulting agreement with Lee A. Greenspoon, President and Chief Executive Officer of the Company, for management services which includes a base management fee of $100,000 and a bonus representing 5% of earnings before interest and taxes in fiscal 1997/1998. Mr. Greenspoon is an officer, director and shareholder of the Company.

Currently, Mr. Greenspoon has not drawn any portion of the management fee which has been accruing since June 21, 1997. Currently, the Company has $100,000 in accrued management fees payable.

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

Results of Operations

During the nine month period ended June 30, 1998, and for the fiscal year which ended September 30, 1997, the Company has had no revenue from its precious metals operations.

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

GLOBESAT HOLDING CORP.


Date: Aug 15, 1998
                By:    /s/ Lee A. Greenspoon

                       President and Chief Executive Officer

Date: Aug 15, 1998
                 By:   /s/ Lorie W. Lovejoy

                       Director